Form 10-Q
period 2024-09-30
Melar Acquisition Corp. I/Cayman
filed 2024-11-12
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, there were 16,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,621,622 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from March 11, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024 and for the Period from March 11, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from March 11, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MELAR ACQUISITION CORP. I

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

ASSETS
Current assets
Cash	$934,098
Prepaid expenses	170,603
Total Current Assets	1,104,701

Long-term prepaid expenses	109,422
Cash and marketable securities held in Trust Account	162,531,350
TOTAL ASSETS	$163,745,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,343
Total current liabilities	11,343

Deferred underwriting fee	6,600,000
Total Liabilities	6,611,343

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 16,000,000 shares at redemption value of approximately $10.16 per share	162,531,350

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding	562
Additional paid-in capital	—
Accumulated deficit	(5,397,782)
Total Shareholders’ Deficit	(5,397,220)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$163,745,473

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		March 11, 2024
	Three Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2024	2024
General and administrative costs	$130,378	$238,107
Loss from operations	(130,378)	(238,107)

Other income:
Change in fair value of over-allotment option liability	141,754	169,119
Interest on cash held in the operating account	743	743
Interest earned on cash and marketable securities held in Trust Account	2,363,818	2,531,350
Total other income	2,506,315	2,701,212

Net income	$2,375,937	$2,463,105

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	16,000,000	8,039,409

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$0.18

Weighted average shares outstanding, Class B non-redeemable ordinary shares	5,621,622	5,446,811

Basic net income per share, Class B non-redeemable ordinary shares	$0.11	$0.18

Weighted average shares outstanding, Class B non-redeemable ordinary shares	5,621,622	5,585,275

Diluted net income per share, Class B non-redeemable ordinary shares	$0.11	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — March 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,060,811	606	24,394	—	25,000

Net loss	—	—	—	—	—	(19,135)	(19,135)

Balance – March 31, 2024	—	—	6,060,811	$606	$24,394	$(19,135)	$5,865

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,943,752)	(5,497,113)	(12,440,865)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	2,080,000	—	2,080,000

Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(160,642)	—	(160,642)

Net income	—	—	—	—	—	106,303	106,303

Balance – June 30, 2024	—	$—	6,060,811	$606	$—	$(5,409,945)	$(5,409,339)

Forfeiture of Class B ordinary shares from Sponsor	—	—	(439,189)	(44)	—	44	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,363,818)	(2,363,818)

Net income	—	—	—	—	—	2,375,937	2,375,937

Balance – September 30, 2024	—	$—	5,621,622	$562	$—	$(5,397,782)	$(5,397,220)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,463,105
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	6,236
Interest earned on cash and marketable securities held in Trust Account	(2,531,350)
Payment of general and administrative costs through promissory note – related party	10,420
Change in fair value of over-allotment option liability	(169,119)
Changes in operating assets and liabilities:
Prepaid expenses	(280,025)
Accounts payable	11,343
Net cash used in operating activities	(489,390)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(160,000,000)
Net cash used in investing activities	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	157,000,000
Proceeds from sale of Private Placements Warrants	5,000,000
Repayment of promissory note - related party	(249,389)
Payment of offering costs	(327,123)
Net cash provided by financing activities	161,423,488

Net Change in Cash	934,098
Cash – Beginning of period	—
Cash – End of period	$934,098

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,764
Deferred offering costs paid through promissory note – related party	$238,969
Overallotment liability at Initial Public Offering date	$169,119
Deferred underwriting fee payable	$6,600,000
Forfeiture of Class B ordinary shares	$44

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through September 30, 2024 relates to the Company’s formation, its initial public offering, which is described below (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Following the closing of the Initial Public Offering, on June 20, 2024, an amount of $160,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $934,098 in its operating bank account and working capital of $1,093,358.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update 2014 - 15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one - year from the issuance date of these financial statements.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 18, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2024. The interim results for the three months ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $934,098 in cash and no cash equivalents as of September 30, 2024.

Cash and Marketable Securities Held in Trust Account

At September 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statements of operations. For the three months ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			For the Period from
			March 11, 2024 (inception)
	For the Three Months Ended		Through
	September 30, 2024		September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,758,193	$617,744	$1,468,307	$994,798
Denominator:
Basic weighted average ordinary shares outstanding	16,000,000	5,621,622	8,039,409	5,446,811
Basic net income per ordinary share	$0.11	$0.11	$0.18	$0.18

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

			For the Period from
			March 11, 2024 (inception)
	For the Three Months Ended		Through
	September 30, 2024		September 30, 2024
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income, diluted	$1,758,193	$617,744	$1,453,385	$1,009,720
Denominator:
Diluted weighted average ordinary shares outstanding	16,000,000	5,621,622	8,039,409	5,585,275
Diluted net income per ordinary share	$0.11	$0.11	$0.18	$0.18

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Warrant Instruments

The Company accounts for warrants as either equity - classified or liability - classified instruments based on an assessment of the warrant's specific terms and applicable authoritative guidance in FASB ASC 480, "Distinguishing Liabilities from Equity" ("ASC 480"), and ASC 815, "Derivatives and Hedging" ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own ordinary shares and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid - in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

Class A Ordinary Shares Subject to Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,000,000	$160,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,080,000)
Proceeds allocated to the over-allotment option	—	(169,119)
Class A ordinary shares issuance costs	—	(10,024,214)
Plus:
Accretion of carrying value to redemption value	—	14,804,683
Class A ordinary shares subject to possible redemption, September 30, 2024	16,000,000	$162,531,350

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Warrants — At September 30, 2024, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At September 30, 2024, the excess of $887 is netted on the unaudited condensed balance sheet as a component of due to the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on the date the securities of the Company are first listed on the Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024, the Company incurred $30,887 and $34,220 in fees for these services, respectively, which amounts are included in the accompanying unaudited condensed statement of operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024, no Working Capital Loans were outstanding.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 790,541 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the number of founder shares will represent 26.0% of the Company’s issued and outstanding shares after the Initial Public Offering. At the time of the Initial Public Offering, the underwriters partially exercised the over - allotment option and in August 2024 the underwriters' allowed the remainder of the over - allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor. As of September 30, 2024, there were 5,621,622 Class B ordinary shares issued and outstanding.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2024
Assets:
U.S. Treasury Securities (Mature on 12/19/2024)	1	$162,530,517

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The SEC has adopted new rules and regulations relating to special purpose acquisition companies (SPACs"), which became effective on July 1, 2024 (the "2024 SPAC Rules"). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co - registrants for business combination registration statements. In addition, the SEC's adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act of 1940, as amended, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,375,937, which consists of interest income on cash and marketable securities held in the Trust Account of $2,363,818, interest on cash of $743 and an unrealized gain on over-allotment liability of $141,754, offset by operating costs of $130,378.

For the period from March 11, 2024 (inception) through September 30, 2024, we had net income of $2,463,105, which consists of interest income on cash and marketable securities held in the Trust Account of $2,531,350, interest on cash of $743 and an unrealized gain on over-allotment liability of $169,119, offset by operating costs of $238,107.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the period from March 11, 2024 (inception) through September 30, 2024, cash used in operating activities was $489,390. Net income of $2,463,105 was affected by interest earned on marketable securities held in the Trust Account of $2,531,350, formation costs paid by the Sponsor in exchange for issuance of Class B ordinary shares of $6,236, payment of operation costs through promissory note of $10,420, and unrealized gain on over-allotment liability of $169,119. Changes in operating assets and liabilities used $268,682 of cash for operating activities.

As of September 30, 2024, we had marketable securities held in the Trust Account of $162,531,350 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $934,098. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates but has identified the following critical accounting policies:

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELAR ACQUISITION CORP. I

Date: November 12, 2024	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)