Form 10-Q
period 2025-03-31
Melar Acquisition Corp. I/Cayman
filed 2025-05-15
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42134

Melar Acquisition Corp. I

(Exact name of registrant as specified in its charter)

Cayman Islands	87-1634103
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

143 West 72nd Street, 4th Floor New York, New York	10023
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2025, there were 16,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,621,622 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from March 11, 2024 (Inception) through March 31, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2025 and for the Period from March 11, 2024 (Inception) through March 31, 2024	3
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from March 11, 2024 (Inception) through March 31, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MELAR ACQUISITION CORP. I

CONDENSED BALANCE SHEET

MARCH 31, 2025

	March 31,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$693,112	$878,254
Prepaid expenses	223,211	165,494
Total current assets	916,323	1,043,748

Long-term prepaid insurance	33,120	70,852
Marketable securities and cash held in Trust Account	166,143,750	164,407,016
TOTAL ASSETS	$167,093,193	$165,521,616

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$32,836	$41,252
Total current liabilities	32,836	41,252
Deferred underwriting fee	6,600,000	6,600,000
TOTAL LIABILITIES	6,632,836	6,641,252

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 16,000,000 shares at redemption value of $10.38 and $10.28 per share at March 31, 2025 and December 31, 2024, respectively	166,143,750	164,407,016

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024 (excluding 16,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding at March 31, 2025 and December 31, 2024	562	562
Additional paid-in capital	—	—
Accumulated deficit	(5,683,955)	(5,527,214)
TOTAL SHAREHOLDERS’ DEFICIT	(5,683,393)	(5,526,652)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$167,093,193	$165,521,616

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period from
	For the	March 11, 2024
	Three Months	(Inception)
	Ended	through
	March 31,	March 31,
	2025	2024
General and administrative costs	$156,948	$19,135
Loss from operations	(156,948)	(19,135)

Other income:
Interest on cash held in the operating account	207	—
Dividends and interest earned on marketable securities and cash held in Trust Account	1,736,734	—
Total other income	1,736,941	—

Net income (loss)	$1,579,993	$(19,135)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,000,000	—

Net income per redeemable Class A ordinary share – basic and diluted	$0.07	$—

Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted (1)	5,621,622	5,270,270

Net income (loss) per non-redeemable Class B ordinary share – basic and diluted	$0.07	$(0.00)
(1)

The period from March 11, 2024 (inception) through March 31, 2024 excludes up to 790,541 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At the time of the Initial Public Offering, the underwriters partially exercised the over-allotment option and in August 2024 the underwriters allowed the remainder of the over-allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,621,622	$562	$—	$(5,527,214)	$(5,526,652)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,736,734)	(1,736,734)

Net income	—	—	—	—	—	1,579,993	1,579,993

Balance – March 31, 2025	—	$—	5,621,622	$562	$—	$(5,683,955)	$(5,683,393)

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,060,811	606	24,394	—	25,000

Net income	—	—	—	—	—	(19,135)	(19,135)

Balance – March 31, 2024	—	$—	6,060,811	$606	$24,394	$(19,135)	$(5,865)
(1)

Includes up to 790,541 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At the time of the Initial Public Offering, the underwriters partially exercised the over-allotment option and in August 2024 the underwriters allowed the remainder of the over-allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION)

THROUGH MARCH 31, 2024

		For the
		Period from
		March 11,
	For the	2024
	Three Months	(Inception)
	Ended	through
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,579,993	$(19,135)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(1,736,734)	—
Formation costs paid by Sponsor	—	6,065
Changes in operating assets and liabilities:
Prepaid expenses	(19,985)	—
Accounts payable and accrued expenses	(8,416)	13,070
Net cash used in operating activities	(185,142)	—

Net Change in Cash	(185,142)	—
Cash – Beginning of period	878,254	—
Cash – End of period	$693,112	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,935
Deferred offering costs paid through promissory note – related party	$—	$37,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through March 31, 2025 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2025

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (i.e., June 20, 2026) or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent registered public accounting firm) or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $693,112 in its operating bank account and working capital of $883,487.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one year from the issuance date of these financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 21, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $693,112 and $878,254 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Marketable Securities and Cash Held in Trust Account

At March 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed balance sheets. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to its short-term nature.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

At March 31, 2025, the calculation of diluted net income (loss) does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 5,000,000 Class A ordinary shares in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. At March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, at March 31, 2025 and 2024, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

Basic and diluted net income (loss) per ordinary share	For the Three Months Ended
	March 31, 2025
	Redeemable	Non-Redeemable
	Class A	Class B
Numerator:
Allocation of net income	$1,169,195	$410,798
Denominator:
Weighted average ordinary shares outstanding	16,000,000	5,621,622
Net income per ordinary share	$0.07	$0.07

Basic and diluted net income (loss) per ordinary share	For the Period from March 11,
	2024 (Inception) through
	March 31, 2024
	Redeemable	Non-Redeemable
	Class A	Class B
Numerator:
Allocation of net loss	$—	$(19,135)
Denominator:
Weighted average ordinary shares outstanding (1)	—	5,270,270
Net loss per ordinary share	$—	$(0.00)
(1)

Includes up to 790,541 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. At the time of the Initial Public Offering, the underwriters partially exercised the over-allotment option and in August 2024 the underwriters allowed the remainder of the over-allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounts for warrants as either equity - classified or liability - classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

	Shares	Amount
Gross proceeds	16,000,000	$160,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,080,000)
Proceeds allocated to the over-allotment option	—	(169,119)
Class A ordinary shares issuance costs	—	(10,024,214)
Plus:
Accretion of carrying value to redemption value	—	16,680,349
Class A ordinary shares subject to possible redemption, December 31, 2024	16,000,000	$164,407,016
Plus:
Accretion of carrying value to redemption value	—	1,736,734
Class A ordinary shares subject to possible redemption, March 31, 2025	16,000,000	$166,143,750

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,060,811 founders shares to the Sponsor. The founder shares included an aggregate of up to 790,541 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of founder shares would represent 26.0% of the Company’s issued and outstanding shares after the Initial Public Offering. In August 2024 the underwriters allowed the remainder of the over - allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the administrative services fees. At March 31, 2025 and December 31, 2024, the Company reported no amounts due to the Sponsor on the unaudited condensed balance sheets and no further borrowings are permitted under this promissory note.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on the date the securities of the Company are first listed on the Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three months ended March 31, 2025 and for the period from March 11, 2024 (inception) through March 31, 2024, the Company incurred $30,000 an $0, respectively, in fees for these services, which amounts are included in the accompanying unaudited condensed statement of operations. At March 31, 2025 and December 31, 2024, no amounts were due for payment of the administrative services fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 790,541 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the number of founder shares will represent 26.0% of the Company’s issued and outstanding shares after the Initial Public Offering. At the time of the Initial Public Offering, the underwriters partially exercised the over - allotment option and in August 2024 the underwriters’ allowed the remainder of the over - allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor. As of March 31, 2025 and December 31, 2024, there were 5,621,622 Class B ordinary shares issued and outstanding.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Warrants — At March 31, 2025 and December 31, 2024, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2025

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

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2025
Assets:
U.S. Treasury Securities (Matured on 4/17/25)	1	$166,143,750

	Level	December 31, 2024
Assets:
Money market funds	1	$164,407,016

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company’s CODM has been identified as the CEO, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Marketable securities and cash held in Trust Account	$166,143,750	$164,407,016
Cash	$693,112	$878,254

		For the Period
	For the Three	from March 11,
	Months Ended	2024 through
	March 31, 2025	March 31, 2024
General and administrative costs	$156,948	$19,135
Dividends and interest earned on marketable securities and cash held in Trust Account	$1,736,734	$—

The CODM reviews dividends and interest earned on marketable securities and cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

In 2024, the SEC adopted additional rules and regulations relating to special purpose acquisition companies (“SPACs”). The rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024 (the “2024 SPAC Rules”) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed business combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”). In addition, the continued listing rules of Nasdaq, as they exist as of the date of this Report (the “Nasdaq Rules”) currently require SPACs (such as us) to complete our initial Business Combination in accordance with the requirement pursuant to the Nasdaq Rules that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement (the “Nasdaq 36-Month Requirement”). If we do not meet the Nasdaq 36-Month Requirement, our will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our management team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividend and interest income on marketable securities and cash held in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $1,579,993, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $1,736,734 and interest on cash held in the operating account of $207, partially offset by general and administrative costs of $156,948.

For the period from March 11, 2024 through March 31, 2024, we had a net loss of $19,135, which consists of general and administrative costs.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuation in interest rates, increase in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On June 20, 2024, we consummated the Initial Public Offering of 16,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $160,000,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we consummated the sale of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and the representatives of the underwriters of the Initial Public Offering generating gross proceeds of $5,000,000.

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

For the three months ended March 31, 2025, cash used in operating activities was $185,142. Net income of $1,579,993 was affected by dividend and interest earned on marketable securities and cash held in the Trust Account of $1,736,734. Changes in operating assets and liabilities used $28,401 of cash for operating activities.

For the period from March 11, 2024 through March 31, 2024, cash used in operating activities was $0. Net loss of $19,135 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares. Changes in operating liabilities provided $13,070 of cash for operating activities.

At March 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed balance sheets. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

At March 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends and interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2025 and December 31, 2024, we had cash of $693,112 and $878,254, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If we do not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which we have available following the completion of the Initial Public Offering will enable us to sustain operations for a period of at least one year from the issuance date of these unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On June 20, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised the over-allotment option to purchase an additional 1,000,000 Units. The underwriters had 45 days from the date of our Registration Statement on Form S-1, initially filed with the SEC on May 31, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279899) (the “IPO Registration Statement”) to purchase the remaining 1,250,000 Units. On August 4, 2024, the underwriters’ remaining over-allotment option expired worthless.

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

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our unaudited condensed financial statements.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, including the one set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

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

MELAR ACQUISITION CORP. I

Date: May 15, 2025	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)