Form 10-Q
period 2025-06-30
Melar Acquisition Corp. I/Cayman
filed 2025-08-14
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 16,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,621,622 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025, for the Three Months Ended June 30, 2024 and for the Period from March 11, 2024 (Inception) through June 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025, for the Three Months Ended June 30, 2024 and for the Period from March 11, 2024 (Inception) through June 30, 2024	3
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from March 11, 2024 (Inception) through June 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
SIGNATURES	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MELAR ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$555,805	$878,254
Due from Everli	230,619	—
Prepaid expenses	191,263	165,494
Total current assets	977,687	1,043,748

Long-term prepaid insurance	—	70,852
Marketable securities and cash held in Trust Account	167,930,676	164,407,016
TOTAL ASSETS	$168,908,363	$165,521,616

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$63,580	$41,252
Sponsor Loan	228,188	—
Total current liabilities	291,768	41,252
Deferred underwriting fee	6,600,000	6,600,000
TOTAL LIABILITIES	6,891,768	6,641,252

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 16,000,000 shares at redemption value of $10.50 and $10.28 per share at June 30, 2025 and December 31, 2024, respectively	167,930,676	164,407,016

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024 (excluding 16,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding at June 30, 2025 and December 31, 2024	562	562
Additional paid-in capital	—	—
Accumulated deficit	(5,914,643)	(5,527,214)
TOTAL SHAREHOLDERS’ DEFICIT	(5,914,081)	(5,526,652)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$168,908,363	$165,521,616

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
				March 11, 2024
	Three Months	Three Months	Six Months	(Inception)
	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
General and administrative costs	$233,288	$88,594	$390,236	$107,729
Loss from operations	(233,288)	(88,594)	(390,236)	(107,729)

OTHER INCOME (EXPENSE)
Interest due from Everli	2,540	—	2,540	—
Interest expense on Sponsor Loan	(109)	—	(109)	—
Interest on cash held in the operating account	169	—	376	—
Change in fair value of over-allotment option liability	—	27,365	—	27,365
Dividends and interest earned on marketable securities and cash held in Trust Account	1,786,926	167,532	3,523,660	167,532
Total other income, net	1,789,526	194,897	3,526,467	194,897

NET INCOME	$1,556,238	$106,303	$3,136,231	$87,168

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,000,000	1,777,778	16,000,000	1,441,441

Net income per redeemable Class A ordinary share – basic and diluted	$0.07	$0.01	$0.15	$0.01

Weighted average non-redeemable Class B ordinary shares outstanding – basic	5,621,622	5,309,309	5,621,622	5,301,923

Net income per non-redeemable Class B ordinary share – basic	$0.07	$0.01	$0.15	$0.01

Weighted average non-redeemable Class B ordinary shares outstanding –diluted	5,621,622	5,621,622	5,621,622	5,505,550

Net income per non-redeemable Class B ordinary share – diluted	$0.07	$0.01	$0.15	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,621,622	$562	$—	$(5,527,214)	$(5,526,652)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,736,734)	(1,736,734)

Net income	—	—	—	—	—	1,579,993	1,579,993

Balance – March 31, 2025	—	$—	5,621,622	$562	$—	$(5,683,955)	$(5,683,393)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,786,926)	(1,786,926)

Net income	—	—	—	—	—	1,556,238	1,556,238

Balance – June 30, 2025	—	$—	5,621,622	$562	$—	$(5,914,643)	$(5,914,081)

THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,060,811	606	24,394	—	25,000

Net loss	—	—	—	—	—	(19,135)	(19,135)

Balance – March 31, 2024	—	—	6,060,811	$606	$24,394	$(19,135)	$5,865

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,943,752)	(5,497,113)	(12,440,865)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	2,080,000	—	2,080,000

Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(160,642)	—	(160,642)

Net income	—	—	—	—	—	106,303	106,303

Balance – June 30, 2024	—	$—	6,060,811	$606	$—	$(5,409,945)	$(5,409,339)
(1)

Included up to 439,189 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). 439,189 Class B ordinary shares were forfeited on July 24, 2024.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the
		Period from
		March 11,
	For the	2024
	Six Months	(Inception)
	Ended	through
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,136,231	$87,168
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	6,236
Interest earned on marketable securities and cash held in Trust Account	(3,523,660)	(167,532)
Payment of general and administrative costs through promissory note – related party	—	10,420
Change in fair value of over-allotment option liability	—	(27,365)
Interest due from Everli	(2,540)	—
Interest expense on Sponsor Loan	109	—
Changes in operating assets and liabilities:
Prepaid expenses	45,083	(313,820)
Due from Sponsor	—	2,447
Accounts payable and accrued expenses	22,328	16,084
Net cash used in operating activities	(322,449)	(386,362)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(160,000,000)
Payment of invoices on behalf of Everli	(228,079)	—
Net cash used in investing activities	(228,079)	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	157,000,000
Proceeds from sale of Private Placements Warrants	—	5,000,000
Repayment of promissory note - related party	—	(249,389)
Proceeds from Sponsor Loan	228,079	—
Payment of offering costs	—	(327,123)
Net cash provided by financing activities	228,079	161,423,488

Net Change in Cash	(322,449)	1,037,126
Cash – Beginning of period	878,254	—
Cash – End of period	$555,805	$1,037,126

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,764
Deferred offering costs paid through promissory note – related party	$—	$238,969
Overallotment liability at Initial Public Offering date	$—	$169,119
Accretion of Class A ordinary shares to redemption value	$3,523,660	$12,440,865
Deferred underwriting fee payable	$—	$6,600,000
Offering costs charged to additional paid-in capital	$—	$584,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through June 30, 2025 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account (discussed below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to Melar Acquisition Sponsor I LLC, the Company’s sponsor (the “Sponsor”), and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Seaport Global Securities LLC, the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $5,000,000, which is described in Note 4 (the “Private Placement”).

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Except with respect to dividends and interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (i.e., June 20, 2026) or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

JUNE 30, 2025

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

As further described in Note 10, on July 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) MAC I Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Melar (“Merger Sub”), (ii) Everli Global Inc., a Nevada corporation (together with its successors, “Everli”), (iii) the Sponsor, in the capacity as the representative from and after the effective time of the Merger (as defined below) for the shareholders of the Company (other than the Escrowed Seller (as defined below) and his successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and (iv) Salvatore Palella (the “Escrowed Seller”). For more information regarding such proposed Business Combination with Everli, refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2025 and August 5, 2025 and the other filings the Company and Everli may make from time to time with the SEC.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $555,805 in its operating bank account and working capital of $685,919.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014 - 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 21, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $555,805 and $878,254 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Marketable Securities and Cash Held in Trust Account

At June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed balance sheets. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Due from Everli

On May 30, 2025, the Company entered into a secured promissory note and pledge agreement with Everli for a principal amount of up to $300,000 (the “Everli Note”). The Everli Note is interest bearing at 17.5% per annum and is secured by Everli’s assets.

The principal and accrued interest of the Everli Note shall be due and payable on the earliest of: (i) July 29, 2025 if that certain non-binding term sheet, dated April 16, 2025, by and between the Company and Everli (the “Term Sheet”), is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest on the unaudited statement of operations as interest due from Everli and reports the loan amount and unpaid interest as due from Everli on the unaudited condensed balance sheet. At June 30, 2025, the Company had loaned Everli $228,079 (via the payment of multiple invoices for Everli) and had an outstanding balance of $230,619 on the unaudited condensed balance sheet. For the three and six months ended June 30, 2025, the Company recognized $2,540 in accrued interest on the unaudited condensed statement of operations.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to its short-term nature.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

At June 30, 2025, the calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 5,000,000 Class A ordinary shares in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. At June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,151,616	$404,622	$2,320,811	$815,420
Denominator:
Weighted average ordinary shares outstanding	16,000,000	5,621,622	16,000,000	5,621,622
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.15	$0.15

			For the Period from March 11,
	For the Three Months Ended		2024 (Inception) through
	June 30, 2024		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$26,666	$79,637	$18,633	$68,535
Denominator:
Weighted average ordinary shares outstanding	1,777,778	5,309,309	1,441,441	5,301,923
Basic net income per ordinary share	$0.01	$0.01	$0.01	$0.01

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

			For the Period from March 11,
	For the Three Months Ended		2024 (Inception) through
	June 30, 2024		June 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$25,540	$80,763	$18,087	$69,081
Denominator:
Weighted average ordinary shares outstanding	1,777,778	5,621,622	1,441,441	5,505,550
Diluted net income per ordinary share	$0.01	$0.01	$0.01	$0.01

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

JUNE 30, 2025

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid - in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, as of the date of issuance, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

Class A Ordinary Shares Subject to Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,000,000	$160,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,080,000)
Proceeds allocated to the over-allotment option	—	(169,119)
Class A ordinary shares issuance costs	—	(10,024,214)
Plus:
Accretion of carrying value to redemption value	—	16,680,349
Class A ordinary shares subject to possible redemption, December 31, 2024	16,000,000	$164,407,016
Plus:
Accretion of carrying value to redemption value	—	1,736,734
Class A ordinary shares subject to possible redemption, March 31, 2025	16,000,000	$166,143,750
Plus:
Accretion of carrying value to redemption value	—	1,786,926
Class A ordinary shares subject to possible redemption, June 30, 2025	16,000,000	$167,930,676

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in the Private Placement. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

JUNE 30, 2025

(Unaudited)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the administrative services fees. At June 30, 2025 and December 31, 2024, the Company reported no amounts due to the Sponsor on the unaudited condensed balance sheets and no further borrowings are permitted under this promissory note.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on the date the securities of the Company are first listed on the Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2024 and for the period from March 11, 2024 (inception) through June 30, 2024, the Company incurred $3,333 in fees for these services, which amount is included in the accompanying condensed statement of operations. At June 30, 2025 and December 31, 2024, the Company reported $10,000 and $0, respectively, in the accompanying condensed balance sheets in accounts payable.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

On May 30, 2025, pursuant to a promissory note issued by the Company (the “Sponsor Note”), the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for working capital purposes. The loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025 if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet. At June 30, 2025, the Company had borrowed $228,079 and for the three and six months ended June 30, 2025, the Company had incurred $109 in interest, reported as interest expense on Sponsor Loan.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s results of operations and its ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 790,541 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the number of founder shares will represent 26.0% of the Company’s issued and outstanding shares after the Initial Public Offering. At the time of the Initial Public Offering, the underwriters partially exercised the over - allotment option and in August 2024 the underwriters’ allowed the remainder of the over - allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor. As of June 30, 2025 and December 31, 2024, there were 5,621,622 Class B ordinary shares issued and outstanding.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Warrants — At June 30, 2025 and December 31, 2024, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2025
Assets:
U.S. Treasury Securities (Matured on 7/17/25)	1	$167,930,676

	Level	December 31, 2024
Assets:
Money market funds	1	$164,407,016

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

	June 30,	December 31,
	2025	2024
Marketable securities and cash held in Trust Account	$167,930,676	$164,407,016
Cash	$555,805	$878,254

				For the
	Three Months	Three Months	Six Months	Period from
	Ended	Ended	Ended	March 11, 2024
	June 30,	June 30,	June 30,	(Inception) through
	2025	2024	2025	June 30, 2024
General and administrative costs	$233,288	$88,594	$390,236	$107,729
Dividends and interest earned on marketable securities and cash held in Trust Account	$1,786,926	$167,532	$3,523,660	$167,532

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than as disclosed below.

On July 30, 2025, the Company entered into the Merger Agreement with Merger Sub, Everli, the Sponsor and the Escrowed Seller. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation (the “Domestication”) and (b) then Merger Sub will merge with and into Everli (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Transactions is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Everli Note

On May 30, 2025, the Company entered into the Everli Note for a principal amount of up to $300,000. The Everli Note is interest bearing at 17.5% per annum and is secured by Everli’s assets.

The principal and accrued interest of the Everli Note shall be due and payable on the earliest of: (i) July 29, 2025 if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest on the unaudited statement of operations as interest due from Everli and reports the loan amount and unpaid interest as due from Everli on the unaudited condensed balance sheet. At June 30, 2025, the Company had loaned Everli $227,079 (via the payment of multiple invoices for Everli) and had an outstanding balance of $230,619 on the unaudited condensed balance sheet. For the three and six months ended June 30, 2025, the Company recognized $2,540 in accrued interest on the unaudited condensed statement of operations.

Recent Developments

Business Combination with Everli

On July 30, 2025, the Company entered into the Merger Agreement with Merger Sub, Everli, the Sponsor and the Escrowed Seller. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the Closing, (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation and (b) then Merger Sub will merge with and into Everli, with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Transactions is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing). For more information regarding the Transactions, refer to the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2025 and August 5, 2025 and the other filings the Company and Everli may make from time to time with the SEC.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $1,556,238, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $1,786,926, interest due from Everli of $2,540 and interest on cash held in the operating account of $169, partially offset by general and administrative costs of $233,288 and interest due to the Sponsor of $109.

For the six months ended June 30, 2025, we had net income of $3,136,231, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $3,523,660, interest due from Everli of $2,540 and interest on cash held in the operating account of $376, partially offset by general and administrative costs of $390,236 and interest due to the Sponsor of $109.

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

Liquidity and Capital Resources

On June 20, 2024, we consummated the Initial Public Offering of 16,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $160,000,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we consummated the sale of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in the Private Placement to the Sponsor and the representatives of the underwriters of the Initial Public Offering generating gross proceeds of $5,000,000.

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

For the six months ended June 30, 2025, cash used in operating activities was $322,449. Net income of $3,136,231 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $3,523,660, interest due from Everli of $2,540 and interest due to the Sponsor of $109. Changes in operating assets and liabilities provided $67,411 of cash for operating activities.

For the six months ended June 30, 2025, the Company used $228,079 in investing activities via paying invoices on behalf of Everli and had $228,079 of cash provided by financing activities under a loan from the Sponsor.

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

At June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed balance sheets. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

At June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends and interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2025 and December 31, 2024, we had cash of $555,805 and $878,254, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, the section titled “Risk Factors” contained in (i) our IPO Registration Statement, (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025 and (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For the risks related to Everli and the Transactions, please see the registration statement on Form S-4 for the Transactions, once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part I, Item 2, Item 2 of this Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

Everli Note

On May 30, 2025, the Company entered into the Everli Note for a principal amount of up to $300,000. The Everli Note is interest bearing at 17.5% per annum and is secured by Everli’s assets.

The principal and accrued interest of the Everli Note shall be due and payable on the earliest of: (i) July 29, 2025 if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

Sponsor Loan

On May 30, 2025, pursuant to the Sponsor Note, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for working capital purposes. The loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025 if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet. At June 30, 2025, the Company had borrowed $228,079 and for the three and six months ended June 30, 2025, the Company had incurred $109 in interest, reported as interest expense on Sponsor Loan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1+*	Secured Promissory Note and Pledge Agreement, issued on May 30, 2025 by Everli Global Inc. to Melar Acquisition Corp. I
10.2*	Promissory Note, issued on May 30, 2025, by Melar Acquisition Corp. I. to Melar Acquisition Sponsor I LLC.
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELAR ACQUISITION CORP. I

Date: August 13, 2025	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)