Form 10-Q
period 2025-09-30
Melar Acquisition Corp. I/Cayman
filed 2025-11-14
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 16,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,621,622 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from March 11, 2024 (Inception) through September 30, 2024	2
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from March 11, 2024 (Inception) through September 30, 2024	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from March 11, 2024 (Inception) through September 30, 2024	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MELAR ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
ASSETS
Current assets
Cash	$286,258	$878,254
Due from Everli	3,627,400	—
Prepaid expenses	130,953	165,494
Total current assets	4,044,611	1,043,748

Long-term prepaid insurance	—	70,852
Marketable securities and cash held in Trust Account	169,743,721	164,407,016
TOTAL ASSETS	$173,788,332	$165,521,616

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$500,046	$41,252
Sponsor Loan	3,561,989	—
Total current liabilities	4,062,035	41,252
Deferred underwriting fee	6,600,000	6,600,000
TOTAL LIABILITIES	10,662,035	6,641,252

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption, 16,000,000 shares at redemption value of $10.61 and $10.28 per share at September 30, 2025 and December 31, 2024, respectively	169,743,721	164,407,016

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024 (excluding 16,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding at September 30, 2025 and December 31, 2024	562	562
Additional paid-in capital	—	—
Accumulated deficit	(6,617,986)	(5,527,214)
TOTAL SHAREHOLDERS’ DEFICIT	(6,617,424)	(5,526,652)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$173,788,332	$165,521,616

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the
				Period from
				March 11, 2024
			For the Nine	(Inception)
	For the Three Months Ended		Months Ended	Through
	September 30,		September 30,	September 30,
	2025	2024	2025	2024
General and administrative costs	$712,021	$130,378	$1,102,257	$238,107
Loss from operations	(712,021)	(130,378)	(1,102,257)	(238,107)

OTHER INCOME (EXPENSE)
Interest due from Everli	392,370	—	394,910	—
Interest expense on Sponsor Loan	(383,801)	—	(383,910)	—
Interest on cash held in the operating account	109	743	485	743
Change in fair value of over-allotment option liability	—	141,754	—	169,119
Dividends and interest earned on marketable securities and cash held in Trust Account	1,813,045	2,363,818	5,336,705	2,531,350
Total other income, net	1,821,723	2,506,315	5,348,190	2,701,212

NET INCOME	$1,109,702	$2,375,937	$4,245,933	$2,463,105

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,000,000	16,000,000	16,000,000	8,039,409

Net income per redeemable Class A ordinary share – basic and diluted	$0.05	$0.11	$0.20	$0.18

Weighted average non-redeemable Class B ordinary shares outstanding – basic	5,621,622	5,621,622	5,621,622	5,446,811

Net income per non-redeemable Class B ordinary share – basic	$0.05	$0.11	$0.20	$0.18

Weighted average non-redeemable Class B ordinary shares outstanding –diluted	5,621,622	5,621,622	5,621,622	5,585,275

Net income per non-redeemable Class B ordinary share – diluted	$0.05	$0.11	$0.20	$0.18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,621,622	$562	$—	$(5,527,214)	$(5,526,652)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,736,734)	(1,736,734)

Net income	—	—	—	—	—	1,579,993	1,579,993

Balance – March 31, 2025	—	—	5,621,622	562	—	(5,683,955)	(5,683,393)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,786,926)	(1,786,926)

Net income	—	—	—	—	—	1,556,238	1,556,238

Balance – June 30, 2025	—	—	5,621,622	562	—	(5,914,643)	(5,914,081)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,813,045)	(1,813,045)

Net income	—	—	—	—	—	1,109,702	1,109,702

Balance – September 30, 2025	—	$—	5,621,622	$562	$—	$(6,617,986)	$(6,617,424)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	6,060,811	606	24,394	—	25,000

Net loss	—	—	—	—	—	(19,135)	(19,135)

Balance – March 31, 2024	—	—	6,060,811	606	24,394	(19,135)	5,865

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(6,943,752)	(5,497,113)	(12,440,865)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	2,080,000	—	2,080,000

Allocated value of transaction costs to Public and Private Warrants	—	—	—	—	(160,642)	—	(160,642)

Net income	—	—	—	—	—	106,303	106,303

Balance – June 30, 2024	—	—	6,060,811	606	—	(5,409,945)	(5,409,339)

Forfeiture of Class B ordinary shares from Sponsor	—	—	(439,189)	(44)	—	44	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,363,818)	(2,363,818)

Net income	—	—	—	—	—	2,375,937	2,375,937

Balance – September 30, 2024	—	$—	5,621,622	$562	$—	$(5,397,782)	$(5,397,220)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the
		Period from
		March 11,
	For the	2024
	Nine Months	(Inception)
	Ended	through
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$4,245,933	$2,463,105
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	6,236
Interest earned on marketable securities and cash held in Trust Account	(5,336,705)	(2,531,350)
Payment of general and administrative costs through promissory note – related party	—	10,420
Change in fair value of over-allotment option liability	—	(169,119)
Interest due from Everli	(394,910)	—
Interest expense on Sponsor Loan	383,910	—
Changes in operating assets and liabilities:
Prepaid expenses	105,393	(280,025)
Due from Sponsor	—	—
Accounts payable and accrued expenses	458,794	11,343
Net cash used in operating activities	(537,585)	(489,390)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(160,000,000)
Payment of invoices on behalf of Everli	(3,232,490)	—
Net cash used in investing activities	(3,232,490)	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	157,000,000
Proceeds from sale of Private Placements Warrants	—	5,000,000
Repayment of promissory note - related party	—	(249,389)
Proceeds from Sponsor Loan	3,178,079	—
Payment of offering costs	—	(327,123)
Net cash provided by financing activities	3,178,079	161,423,488

Net Change in Cash	(591,996)	934,098
Cash – Beginning of period	878,254	—
Cash – End of period	$286,258	$934,098

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,764
Deferred offering costs paid through promissory note – related party	$—	$238,969
Overallotment liability at Initial Public Offering date	$—	$169,119
Accretion of Class A ordinary shares to redemption value	$5,336,705	$14,804,683
Deferred underwriting fee payable	$—	$6,600,000
Forfeiture of Class B ordinary shares	$—	$44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through September 30, 2025 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account (discussed below) and interest income on the Everli Note (as defined below) (see Note 2).

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Everli Business Combination

On July 30, 2025, the Company entered into an Agreement and Plan of Merger, as amended on October 2, 2025 (the “Merger Agreement”) with (i) MAC I Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Melar (as it may be further amended, supplemented and/or restated from time to time, “Merger Sub”), (ii) Everli Global Inc., a Nevada corporation (together with its successors, “Everli”), (iii) the Sponsor, in the capacity as the representative from and after the effective time of the Merger (as defined below) for the shareholders of the Company (other than the Escrowed Seller (as defined below) and his successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and (iv) Salvatore Palella (the “Escrowed Seller”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation (the “Domestication”) and (b) then Merger Sub will merge with and into Everli (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Everli Business Combination”), with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Everli Business Combination is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing). For more information regarding the Everli Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2025, August 5, 2025, October 3, 2025 and October 24, 2025 and the other filings the Company and Everli may make from time to time with the SEC.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2025, the Company had $286,258 in its operating bank account and a working capital deficit of $17,424.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 21, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Merger Sub. All intercompany transactions have been eliminated.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $286,258 and $878,254 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Marketable Securities and Cash Held in Trust Account

At September 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed consolidated balance sheets. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Everli Note

On May 30, 2025, the Company entered into a secured promissory note and pledge agreement with Everli and a certain stockholder of Everli (the “Pledging Stockholder”) for a principal amount of up to $300,000 (the “Original Everli Note”). The Original Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral.

The principal and accrued interest of the Original Everli Note was due and payable on the earliest of: (i) July 29, 2025, if that certain non-binding term sheet, dated April 16, 2025, by and between the Company and Everli (the “Term Sheet”) was terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Company, Everli and the Pledging Stockholder entered into an amended and restated secured promissory note and pledge agreement (the “Amended Everli Note”) to amend the principal amount of the Original Everli Note to $1,000,000, including an original issue discount (the “OID”) of 10%.

On September 12, 2025, the Company, Everli and the Pledging Stockholder entered into First Amendment to the Amended Everli Note (the “First Amendment to Everli Note”) to increase the principal amount to up to $1,250,000.

On September 29, 2025, the Company, Everli and the Pledging Stockholder entered into Second Amendment to the Amended Everli Note (the “Second Amendment to Everli Note,” together with the Amended Everli Note and the First Amendment to Everli Note, the “Everli Note”) to increase the principal amount to up to $3,250,000.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest and the amortization of the OID on the unaudited statements of operations as interest due from Everli and reports the loan amount and unpaid interest as due from Everli on the unaudited condensed consolidated balance sheets. At September 30, 2025, Everli had borrowed $3,232,490 (via cash borrowings and the payment of multiple invoices by the Company for Everli) and had an outstanding balance of $3,627,400 on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized $392,370 and $394,910, respectively, in amortized OID and accrued interest on the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to its short-term nature.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

At September 30, 2025, the calculation of diluted net income does not consider the effect of the Public Warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 5,000,000 Class A ordinary shares in the calculation of diluted income per ordinary share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$821,179	$288,523	$3,141,990	$1,103,943
Denominator:
Weighted average ordinary shares outstanding	16,000,000	5,621,622	16,000,000	5,621,622
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.20	$0.20

			For the Period from March 11,
	For the Three Months Ended		2024 (inception) Through
	September 30, 2024		September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,758,193	$617,744	$1,468,307	$994,798
Denominator:
Basic weighted average ordinary shares outstanding	16,000,000	5,621,622	8,039,409	5,446,811
Basic net income per ordinary share	$0.11	$0.11	$0.18	$0.18

			For the Period from March 11,
	For the Three Months Ended		2024 (inception) Through
	September 30, 2024		September 30, 2024
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income, diluted	$1,758,193	$617,744	$1,453,385	$1,009,720
Denominator:
Diluted weighted average ordinary shares outstanding	16,000,000	5,621,622	8,039,409	5,585,275
Diluted net income per ordinary share	$0.11	$0.11	$0.18	$0.18

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid - in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, as of the date of issuance, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair values.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,000,000	$160,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,080,000)
Proceeds allocated to the over-allotment option	—	(169,119)
Class A ordinary shares issuance costs	—	(10,024,214)
Plus:
Accretion of carrying value to redemption value	—	16,680,349
Class A ordinary shares subject to possible redemption, December 31, 2024	16,000,000	164,407,016
Plus:
Accretion of carrying value to redemption value	—	1,736,734
Class A ordinary shares subject to possible redemption, March 31, 2025	16,000,000	166,143,750
Plus:
Accretion of carrying value to redemption value	—	1,786,926
Class A ordinary shares subject to possible redemption, June 30, 2025	16,000,000	167,930,676
Plus:
Accretion of carrying value to redemption value	—	1,813,045
Class A ordinary shares subject to possible redemption, September 30, 2025	16,000,000	$169,743,721

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the administrative services fees. At September 30, 2025 and December 31, 2024, the Company reported no amounts due to the Sponsor on the unaudited condensed consolidated balance sheets and no further borrowings are permitted under this promissory note.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on the date the securities of the Company are first listed on the Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three months ended September 30, 2024 and for the period from March 11, 2024 (inception) through September 30, 2024, the Company incurred $30,887 and $34,220 in fees for these services, respectively, which amounts are included in the accompanying unaudited condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company reported $40,000 and $0, respectively, in the accompanying condensed consolidated balance sheets in accounts payable.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post - Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

On May 30, 2025, the Company issued a promissory note (the “Original Sponsor Note”) in the aggregate principal amount of up to $300,000 to the Sponsor, for an unsecured loan (the “Sponsor Loan”). The Sponsor Loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025, if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Company issued an amended and restated promissory note (the “Amended Sponsor Note”) to amend the principal amount of the Original Sponsor Note to $1,000,000, including an OID of 10%.

On September 12, 2025, the Company issued the First Amendment to the Amended Sponsor Note (the “First Amendment to Sponsor Note”) to the Sponsor to amend the Amended Sponsor Note to increase the principal amount to up to $1,250,000.

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

On September 29, 2025, the Company issued the Second Amendment to the Amended Sponsor Note (the “Second Amendment to Sponsor Note,” together with the Amended Sponsor Note and the First Amendment to Sponsor Note, the “Sponsor Note”) to the Sponsor to increase the principal amount to up to $3,250,000.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest and the amortization of the OID on the unaudited statements of operations as interest expense on Sponsor Note and reports the loan amount and unpaid interest as Sponsor Note on the unaudited condensed consolidated balance sheets. At September 30, 2025, the Company had borrowed $3,178,079 under the Sponsor Note and reported $3,561,989 on the unaudited condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized $383,801 and $383,910, respectively, in amortized OID and accrued interest expense on the unaudited condensed consolidated statements of operations.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares included an aggregate of up to 790,541 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the number of founder shares will represent 26.0% of the Company’s issued and outstanding shares after the Initial Public Offering. At the time of the Initial Public Offering, the underwriters partially exercised the over - allotment option and in August 2024 the underwriters allowed the remainder of the over - allotment option to expire resulting in 439,189 founder shares being forfeited by the Sponsor. As of September 30, 2025 and December 31, 2024, there were 5,621,622 Class B ordinary shares issued and outstanding.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Warrants — At September 30, 2025 and December 31, 2024, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2025
Assets:
U.S. Treasury Bills	1	$169,743,721

	Level	December 31, 2024
Assets:
Money market funds	1	$164,407,016

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering and the warrants issued in the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned value. As the warrants were determined to be classified as equity instruments, the warrants are not periodically revalued to fair value.

At the date of the Initial Public Offering, June 20, 2024, the fair value of the Public Warrants was determined to be $2,080,000 using a Level 3 classified binomial/lattice model.

The binomial/lattice model assumes optimal exercise of the Company’s redemption option, at the earliest possible date. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

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

MELAR ACQUISITION CORP. I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Marketable securities and cash held in Trust Account	$169,743,721	$164,407,016
Cash	$286,258	$878,254

				For the
	Three Months	Three Months	Nine months	Period from
	Ended	Ended	Ended	March 11, 2024
	September 30,	September 30,	September 30,	(Inception) through
	2025	2024	2025	September 30, 2024
General and administrative costs	$712,021	$130,378	$1,102,257	$238,107
Dividends and interest earned on marketable securities and cash held in Trust Account	$1,813,045	$2,363,818	$5,336,705	$2,531,350

The CODM reviews dividends and interest earned on marketable securities and cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements other than as disclosed below.

On October 2, 2025, the parties to the Merger Agreement entered into the First Amendment to Agreement and Plan of Merger (the “First Amendment to Merger Agreement”), pursuant to which the deadline for Everli to procure at least $10,000,000 in Bridge Financing (as defined in the Merger Agreement), the failure of which entitles Everli to terminate the Merger Agreement, was extended from September 30, 2025 to October 21, 2025.

On October 21, 2025, Everli entered into a Secured Promissory Note and Pledge Agreement, dated as of October 21, 2025, with Melar Capital Group LLC, an affiliate of the Sponsor (“MCG”), for the aggregate principal amount of $7,500,000, which includes a $750,000 OID (the “Everli Convertible Note”). The Everli Convertible Note is interest bearing at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. The principal under the Everli Note and the Everli Convertible Note satisfied the $10,000,000 Bridge Financing requirement as provided in the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Everli Note

On May 30, 2025, the Company entered into the Original Everli Note with Everli and the Pledging Stockholder for a principal amount of up to $300,000. The Original Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral.

The principal and accrued interest of the Original Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet was terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Company, Everli and the Pledging Stockholder entered into the Amended Everli Note to amend the principal amount of the Original Everli Note to $1,000,000, including an OID of 10%.

On September 12, 2025, the Company, Everli and the Pledging Stockholder entered into the First Amendment to Everli Note to increase the principal amount to up to $1,250,000.

On September 29, 2025, the Company, Everli and the Pledging Stockholder entered into the Second Amendment to Everli Note to increase the principal amount to up to $3,250,000.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest and the amortization of the OID on the unaudited statement of operations as interest due from Everli and reports the loan amount and unpaid interest as due from Everli on the unaudited condensed consolidated balance sheets. At September 30, 2025, Everli had borrowed $3,232,490 (via cash borrowings and the payment of multiple invoices by the Company for Everli) and had an outstanding balance of $3,627,400 on the unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2025, the Company recognized $392,370 and $394,910, respectively, in amortized OID and accrued interest on the unaudited condensed consolidated statements of operations.

Sponsor Note

On May 30, 2025, the Company issued the Original Sponsor Note in the aggregate principal amount of up to $300,000 to the Sponsor, for the Sponsor Loan. The Sponsor Loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025, if the Term Sheet is terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving Everli and the Company; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Company issued the Amended Sponsor Note to amend the principal amount of the Original Sponsor Note to $1,000,000, including an OID of 10%.

On September 12, 2025, the Company issued the First Amendment to Sponsor Note to the Sponsor to increase the principal amount to up to $1,250,000.

On September 29, 2025, the Company issued the Second Amendment to Sponsor Note to the Sponsor to increase the principal amount to up to $3,250,000.

The Company complies with the requirements of the ASC 835 “Interest” and reports accrued interest and the amortization of the OID on the unaudited condensed consolidated statements of operations as interest expense on Sponsor Loan and reports the loan amount and unpaid interest as Sponsor Loan on the unaudited condensed consolidated balance sheets. At September 30, 2025, the Company had borrowed $3,178,079 under the Sponsor Loan and reported $3,561,989 on the unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2025, the Company recognized $383,801 and $383,910, respectively, in amortized OID and accrued interest expense on the unaudited condensed consolidated statements of operations.

Recent Developments

Everli Business Combination

On July 30, 2025, the Company entered into the Merger Agreement with Merger Sub, Everli, the Sponsor and the Escrowed Seller. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the Closing, (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation and (b) then Merger Sub will merge with and into Everli, with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Everli Business Combination is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing). For more information regarding the Everli Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2025, August 5, 2025, October 3, 2025 and October 24, 2025 and the other filings the Company and Everli may make from time to time with the SEC.

On October 2, 2025, the parties to the Merger Agreement entered into the First Amendment to Merger Agreement, pursuant to which the deadline for Everli to procure at least $10,000,000 in Bridge Financing (as defined in the Merger Agreement), the failure of which entitles Everli to terminate the Merger Agreement, was extended from September 30, 2025 to October 21, 2025.

On October 21, 2025, Everli entered into the Everli Convertible Note with MCG for the aggregate principal amount of $7,500,000, which includes a $750,000 OID. The Everli Convertible Note is interest bearing at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. MCG is an affiliate of the Sponsor. The principal under the Everli Note and the Everli Convertible Note satisfied the $10,000,000 Bridge Financing requirement as provided in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,109,702, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $1,813,045, interest due from Everli of $392,370 and interest on cash held in the operating account of $109, partially offset by general and administrative costs of $712,021 and interest expense on Sponsor Loan of $383,801.

For the nine months ended September 30, 2025, we had net income of $4,245,933, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $5,336,705, interest due from Everli of $394,910 and interest on cash held in the operating account of $485, partially offset by general and administrative costs of $1,102,257 and interest expense on Sponsor Loan of $383,910.

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

For the nine months ended September 30, 2025, cash used in operating activities was $537,585. Net income of $4,245,933 was affected by dividends and interest earned on marketable securities and cash held in the Trust Account of $5,336,705, interest due from Everli of $394,910 and interest due on Sponsor Loan of $383,910. Changes in operating assets and liabilities provided $564,187 of cash for operating activities.

For the nine months ended September 30, 2025, the Company used $3,232,490 in investing activities via cash loans and paying invoices on behalf of Everli and had $3,178,079 of cash provided by financing activities under the Sponsor Loan.

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

At September 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed consolidated balance sheets. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

At September 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. At December 31, 2024, primarily all of the assets held in the Trust Account were held in money market funds which were invested in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing dividends and interest earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025 and December 31, 2024, we had cash of $286,258 and $878,254, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Completion Window, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed consolidated financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our unaudited condensed consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the risks related to Everli and the Everli Business Combination, please see the registration statement on Form S-4 for the Everli Business Combination, once filed.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1+†

Agreement and Plan of Merger, dated as of July 30, 2025, by and among Melar Acquisition Corp. I, MAC I Merger Sub Inc., Everli Global Inc., Melar Acquisition Sponsor I LLC and Salvatore Palella (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

2.2†

First Amendment to Agreement and Plan of Merger, dated as of October 2, 2025, by and among Melar Acquisition Corp. I, MAC I Merger Sub Inc., Everli Global Inc., Melar Acquisition Sponsor I LLC and Salvatore Palella (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2025).

10.1†

Voting Agreement, dated as of July 30, 2025, by and among Melar Acquisition Corp. I, Everli Global Inc. and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.2†

Lock-Up Agreement, dated as of July 30, 2025, by and among Melar Acquisition Corp. I, Melar Acquisition Sponsor I LLC and Palella Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.3†

Non-Competition and Non-Solicitation Agreement, dated as of July 30, 2025, by and among Melar Acquisition Corp. I, Everli Global Inc. and Palella Holdings LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.4†	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).
10.5†

Amended and Restated Secured Promissory Note and Pledge Agreement, dated as of August 18, 2025, by and among Melar Acquisition Corp. I, Everli Global Inc. and a certain stockholder of Everli Global Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.6

Amended and Restated Promissory Note, issued on August 18, 2025, by Melar Acquisition Corp. I to Melar Acquisition Sponsor I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.7†

First Amendment to Amended and Restated Secured Promissory Note and Pledge Agreement, dated as of September 12, 2025, by and among Melar Acquisition Corp. I, Everli Global Inc. and a certain stockholder of Everli Global Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2025).

10.8

First Amendment to Amended and Restated Promissory Note, issued on September 12, 2025, by Melar Acquisition Corp. I to Melar Acquisition Sponsor I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 18, 2025).

10.9†

Second Amendment to Amended and Restated Secured Promissory Note and Pledge Agreement, dated as of September 29, 2025, by and among Melar Acquisition Corp. I, Everli Global Inc. and a certain stockholder of Everli Global Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 3, 2025).

10.10

Second Amendment to Amended and Restated Promissory Note, issued on September 29, 2025, by Melar Acquisition Corp. I to Melar Acquisition Sponsor I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 3, 2025).

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
+

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Melar will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELAR ACQUISITION CORP. I

Date: November 13, 2025	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)