Form 10-K
period 2025-12-31
Melar Acquisition Corp. I/Cayman
filed 2026-03-09
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $168,160,000.

As of March 5, 2026, there were 16,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,621,622 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plans,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Everli Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Everli (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 21, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2024, which we entered into with MCG (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of June 18, 2024;

●	“Closing” are to the consummation of the Everli Business Combination;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 20, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Melar Acquisition Corp. I, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $6,600,000 in the aggregate to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Escrowed Seller” are to Salvatore Palella;

●	“Everli” are to Everli Global Inc., a Nevada corporation, together with its successors;

●	“Everli Business Combination” are to the transactions contemplated by the Everli Merger Agreement and the related ancillary documents, collectively;

●	“Everli Merger Agreement” are to the Agreement and Plan of Merger, dated July 30, 2025 and as amended on October 2, 2025 and December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub (as defined below), (iii) the Sponsor (as defined below) and (iv) the Escrowed Seller (as defined below), as amended by the First Everli Merger Agreement Amendment (as defined below) and the Second Everli Merger Agreement Amendment (as defined below);

●	“Everli Notes” are to the First Everli Note (as defined below) and the Second Everli Note (as defined below), together;

●	“Everli Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Everli Business Combination, which was submitted confidentially with the SEC on January 23, 2026;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023, as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Everli Merger Agreement Amendment” are to the First Amendment to Agreement and Plan of Merger, dated October 2, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“First Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $3,250,000 issued to us by Everli and the Everli Pledging Stockholder (as defined below) on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025 and September 29, 2025;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2024;

●	“Insider Trading Policy” are to our insider trading policies and procedures, which we adopted on June 18, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 11, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 31, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279899);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Sub” are to MAC I Merger Sub Inc., a Nevada corporation and our wholly-owned subsidiary;

●	“MCG” are to Melar Capital Group LLC, an affiliate of the Sponsor;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,000,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with CCM and Seaport, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

v

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.71 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters (as defined below);

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Second Everli Merger Agreement Amendment” are to the Second Amendment to Agreement and Plan of Merger, dated December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“Second Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $7,500,000 issued to MCG by Everli on October 21, 2025;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Melar Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Sponsor Loan” are to that the unsecured loan made to us by the Sponsor in connection with the Sponsor Note (as defined below);

●	“Sponsor Note” are to the unsecured promissory note in the principal amount of up to $3,250,000 issued by us to the Sponsor on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025 and September 29, 2025;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $160,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, June 17, 2024, which we entered into with CCM and Seaport, as representatives of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated June 17, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. Our Management Team consists of seasoned investors and industry executives with an extensive track record of identifying, investing, building, operating and advising leading businesses. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Everli Business Combination (as described below). We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on June 17, 2024. On June 20, 2024, we consummated our Initial Public Offering of 16,000,000 Units, including 1,000,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $160,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor, CCM and Seaport in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $5,000,000. Of those 5,000,000 Private Placement Warrants, (i) the Sponsor purchased 3,500,000 Private Placement Warrants and (ii) CCM and Seaport purchased an aggregate to 1,500,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $160,000,000, comprised of $157,000,000 of the proceeds from the Initial Public Offering and $3,000,000 from the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Gautam Ivatury, our Chairman of the Board and Chief Executive Officer, (ii) Edward Lifshitz, our Chief Financial Officer, and (iii) Eric Lifshitz, our director and Chief Operating Officer. Collectively, they bring many years of experience in retail finance, specialty finance, and financial technology and are well positioned to capitalize on the growth of economic stability and financial technologies in their target markets (collectively, “Emerging Finance”). We must complete our initial Business Combination by (i) June 20, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Everli Business Combination

The below subsection describes the material provisions of the Everli Merger Agreement, but does not purport to describe all of the terms thereof. This summary of the Everli Merger Agreement is qualified in its entirety by reference to the complete text of the Everli Merger Agreement, First Everli Merger Agreement Amendment and Second Everli Merger Agreement Amendment, copies of which are filed with the Report as Exhibits 2.1, 2.2 and 2.3, respectively, and are incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Everli Merger Agreement. Unless otherwise indicated, this Report does not assume the closing of the Everli Business Combination.

General Terms and Effects; Merger Consideration

On July 30, 2025, we entered into the Everli Merger Agreement with (i) the Merger Sub, (ii) Everli, (iii) the Sponsor, as the SPAC Representative, and (iv) the Escrowed Seller. On October 2, 2025, the parties to the Everli Merger Agreement entered into the First Everli Merger Agreement Amendment, pursuant to which, the deadline for Everli to procure at least $10,000,000 in Bridge Financing (as defined and described below), the failure of which entitles Everli to terminate the Everli Merger Agreement, was extended from September 30, 2025 to October 21, 2025. On December 8, 2025, the parties to the Everli Merger Agreement entered into the Second Everli Merger Agreement Amendment, pursuant to which the parties thereto extended the GAAP Audit Delivery Date (as defined and described below) from November 30, 2025 to January 16, 2026. We have waived the right to receive the GAAP Audited Everli Financials (as defined below) by the GAAP Audit Delivery Date, provided that such deliverables are received by January 31, 2026. Such deliverables were received by January 31, 2026.

Pursuant to the Everli Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the effective time of the merger between Merger Sub and Everli (the “Effective Time”), we will continue out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation (the “Domestication”), and (ii) at the Effective Time, Merger Sub will merge with and into Everli, with Everli continuing as the surviving entity and wholly-owned subsidiary of our Company, and with each Everli shareholder receiving shares of our Common Stock (as defined below) at the Closing, as further described below.

The Everli Merger Agreement provides that the total consideration received by the Everli security holders from us at the Closing will be a number of shares of our Common Stock with an aggregate value equal to the sum of (i) One Hundred and Eighty Million Dollars ($180,000,000) plus (ii) the gross proceeds of the Bridge Financing, if any, that has converted into Everli common stock, plus (iii) the Everli Equity Investment (as defined below), if any (the “Merger Consideration,” and such shares the “Merger Consideration Shares”), with each share of our Common Stock valued at $10.00.

The Merger Consideration Shares will be divided into our Class A common stock, par value $0.0001 per share, following the consummation of the Domestication (the “Class A Common Stock”), with one vote per share, and a new class of our Class B common stock, par value $0.0001 per share, following the consummation of the Domestication (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”), with 30 votes per share. The super voting rights of the Class B Common Stock will sunset 12 years after the Closing. The Everli shareholders will receive our Class A Common Stock and Class B Common Stock in proportion to the number of shares of Everli Class A common stock and Everli Class B common stock that such shareholder owned immediately prior to the Effective Time. All Everli options, warrants, convertible debt and other convertible securities outstanding (other than any Bridge Financing securities, which will convert into our Class A Common Stock at Closing) and not converted prior to the Closing will be terminated as of the Closing.

At or prior to the Closing, our Company, the SPAC Representative, the Escrowed Seller and Continental, as escrow agent (or another mutually acceptable escrow agent) (the “Escrow Agent”), shall enter into an Escrow Agreement, effective as of the Closing, in a form to be mutually agreed, pursuant to which we shall issue to the Escrow Agent from the Merger Consideration Shares otherwise issuable to the Escrowed Seller, 1,500,000 shares of our Common Stock (which will solely consist of our Class A Common Stock, except to the extent that there are not a sufficient number of shares of our Class A Common Stock that would otherwise be issuable to the Escrowed Seller, in which case, our Class B Common Stock will be used to make up such shortfall) (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) to be held, along with any other dividends, distributions or other income on the Escrow Shares (together with the Escrow Shares, the “Escrow Property”), in a segregated escrow account (the “Escrow Account”) for a period commencing on the Closing and ending on the date that is twenty-four (24) months thereafter (the “Escrow Release Date”). The Escrow Property shall be subject to forfeiture upon the occurrence of certain specified events occurring prior to the Escrow Release Date, and it may be released from the Escrow Account to the Escrowed Seller prior to the Escrow Release Date upon certain conditions as set forth in the Everli Merger Agreement.

Representations and Warranties

The Everli Merger Agreement contains customary representations and warranties made by each of our Company and Everli. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect, as well as information provided in the disclosure schedules to the Everli Merger Agreement. As used in the Everli Merger Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, customer relationships, operations, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Everli Merger Agreement or the Ancillary Documents (as defined below) to which it is or is required to be a party or bound or to perform its obligations thereunder, subject to subject to customary exceptions with respect to clause (i) above.

No Survival

The representations and warranties of the parties contained in the Everli Merger Agreement terminate and expire as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Everli Merger Agreement terminate and expire as of, and do not survive, the Closing, except (i) those covenants and agreements that by their terms expressly contemplate performance in whole or in part after the Closing, which covenants and agreements will survive the Closing until fully performed in accordance with their terms, and then only with respect to any breaches occurring after the Closing, and (ii) the trust waiver and miscellaneous provisions of the Everli Merger Agreement, including the specific indemnification provided by Everli for certain identified matters, which are secured by the Escrow Shares.

Covenants of the Parties

Each party agreed in the Everli Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Everli Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Everli Merger Agreement and the earlier of the Closing or the termination of the Everli Merger Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) the provision of access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of financial statements by Everli to us; (iv) our public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xii) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information.

The Everli Merger Agreement also contains certain customary post-Closing covenants regarding (a) maintenance of books and records; (b) indemnification of directors and officers and the purchase of directors’ and officers’ tail liability insurance; and (c) use of trust account proceeds.

Our Company and Everli agreed to file the Everli Registration Statement to register our Common Stock, which is deemed reissued in the Domestication, and the shares of our Common Stock to be issued as Merger Consideration under the Everli Merger Agreement. The Everli Registration Statement also will contain a proxy statement to solicit proxies from our shareholders to approve, among other things, (i) the Everli Merger Agreement and the Everli Business Combination, including the Merger and the Domestication; (ii) the issuance of any shares in connection with the Transaction Financing (as defined below) and Domestication, including the approval of the issuance of more than 20% of the outstanding shares of our Common Stock; (iii) the effecting of the Domestication, including adoption of our new organizational documents after the Domestication; (iv) the adoption and approval of our new amended and restated organizational documents to be adopted upon the Closing; (v) the adoption and approval of a new equity incentive plan providing for awards for a number of shares equal to 15% of the aggregate number of shares of our Common Stock issued and outstanding immediately after the Closing (after giving effect to the Closing Redemptions (as defined below)); and (vi) the appointment of the post-Closing board of directors.

In addition, Everli agreed to use its commercially reasonable efforts to as promptly as practicable after the Everli Registration Statement has become effective to obtain its required shareholder approvals in the manner required under its organizational documents and applicable law for, among other things, the adoption and approval of the Everli Merger Agreement, Ancillary Documents and the Everli Business Combination, including enforcing the Voting Agreement (as defined and described below) in connection therewith.

The parties agreed that the post-Closing board of directors will consist of five directors. Four directors will be designated by Everli prior to the Closing, of which three directors will qualify as “independent directors” under the Nasdaq Rules and one director will be designated by us prior to the Closing, which director will qualify as an independent director under the Nasdaq Rules.

We agreed to use our reasonable best efforts during the Interim Period to enter into financing agreements with potential investors (whether structured as a private placement of common equity, convertible preferred equity, convertible debt or other securities convertible into or that have the right to acquire common equity, as Trust Account non-redemption or backstop arrangements or otherwise), in each case on terms mutually agreeable to Everli and our Company, in an aggregate amount of up to $30,000,000 (the “PIPE Investment”). We also agreed to use our reasonable best efforts to introduce Everli to investors to enter into financing agreements for senior secured convertible debt investments into Everli, on terms mutually agreeable to Everli and our Company, for an aggregate amount equal to at least $10,000,000 (the “Bridge Financing”).

Everli agreed to use its reasonable best efforts during the Interim Period to enter into financing agreements with potential investors, for equity investments in Everli on terms mutually agreeable to Everli and our Company, in an aggregate amount to be determined by our Company and Everli (an “Everli Equity Investment,” and together with the Bridge Financing, and the PIPE Investment, the “Transaction Financing”).

Everli agreed to use its reasonable best efforts to deliver to us as promptly as reasonably practicable following the date of the Everli Merger Agreement, but in any event no later than January 16, 2026 (the “GAAP Audit Delivery Date”), pursuant to the Second Everli Merger Agreement Amendment, its GAAP audited financial statements for the fiscal years ended December 31, 2023 and December 31, 2024 (the “GAAP Audited Everli Financials”). We have waived (i) the right to receive the GAAP Audited Everli Financials by the GAAP Audit Delivery Date, provided that such deliverables are received by January 31, 2026, which deliverables were received by January 31, 2026, (ii) the requirement for GAAP audited financial statements for the fiscal year ended December 31, 2023 to be delivered, (iii) the requirement that GAAP Audited Everli Financials show at least $15 million in net revenue for its fiscal year ended December 31, 2024, and (iv) the requirement that Everli designate three directors who qualify as an independent director under Nasdaq rules, provided that its designate at least two such directors who qualify as independent.

We also agreed to use our commercially reasonable efforts to obtain, as promptly as practicable after the date of the Everli Merger Agreement, a written opinion from a reputable investment bank or valuation expert, reasonably acceptable to Everli, that the consideration provided by our Company to the Everli shareholders under the Everli Merger Agreement is fair to us and its shareholders (the “Fairness Opinion”).

 Conditions to Closing

The Everli Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of our shareholders; (ii) approval of the shareholders of Everli; (iii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iv) procurement of requisite consents; (v) no law or order preventing the Everli Business Combination; (vi) the Everli Registration Statement having been declared effective by the SEC; (vii) approval of our Class A Common Stock for listing on Nasdaq; and (viii) consummation of the Domestication.

It shall also be a mutual closing condition that we shall have cash and cash equivalents equal to at least $10,000,000 consisting of (x) funds remaining in our Trust Account (after giving effect to the completion and payment of the redemption of our Public Shareholders (the “Closing Redemptions”), plus (b) the gross proceeds from any PIPE Investment from our existing investors or investors participating in a Transaction Financing first introduced by us, less (y) (A) any of our expenses that remain outstanding at the Closing, (B) any Excise Tax due or that will become due as a result of the redemptions of our Public Shares or shares of our Common Stock and (C) any outstanding expenses relating to the extension of our Combination Period.

In addition, unless waived by Everli, the obligations of Everli to consummate the Everli Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by our Company of customary certificates and other Closing deliverables: (i) our representations and warranties being true and correct as of the date of the Everli Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) our Company having performed in all material respects our obligations and complied in all material respects with our covenants and agreements under the Everli Merger Agreement required to be performed or complied with by it on or prior to the date of the Closing; and (iii) the absence of any Material Adverse Effect with respect to our Company since the date of the Everli Merger Agreement that is continuing and uncured.

Unless waived by us, the obligations of our Company and Merger Sub to consummate the Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Everli of customary certificates and other Closing deliverables and Ancillary Documents: (i) the representations and warranties of Everli being true and correct as of the date of the Everli Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (ii) Everli having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Everli Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; and (iii) the absence of any Material Adverse Effect with respect to Everli and its subsidiaries since the date of the Everli Merger Agreement which is continuing and uncured.

Termination

The Everli Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of our Company and Everli; (ii) by either our Company or Everli, if any of the conditions to Closing have not been satisfied or waived by March 31, 2026 (with such date being automatically extended in the event we obtain an extension of the Combination Period); (iii) by either our Company or Everli, if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Everli Business Combination, and such order or other action has become final and non-appealable; (iv) by either our Company or Everli in the event of the other party’s uncured breach, if such breach would result in the failure of the related Closing condition (and so long as the terminating party is not in breach under the Everli Merger Agreement so as to prevent the conditions to Closing to be satisfied); (v) by us if there has been a Material Adverse Effect on Everli and its subsidiaries following the date of the Everli Merger Agreement, which is uncured and continuing; (vi) by either our Company or Everli, if we holds the extraordinary general meeting of our shareholders to approve the Everli Merger Agreement and the Everli Business Combination, and the required shareholder approval is not obtained; (vii) by either our Company or Everli, if Everli holds its special meeting, and the required Everli shareholder approval is not obtained; (viii) by us, if Everli has not delivered the GAAP Audited Everli Financials to us on or before January 16, 2026 or if the GAAP Audited Everli Financials show less than $15,000,000 in net revenue for Everli’s fiscal year ended December 31, 2024; (ix) by us, if we have not obtained the required Fairness Opinion within 30 days after the date of the Everli Merger Agreement; and (x) by Everli, if Everli has not procured at least $10,000,000 in Bridge Financing on or prior to October 21, 2025, pursuant to the First Everli Merger Agreement Amendment.

If the Everli Merger Agreement is terminated, subject to the payment of a termination fee, if applicable, all further obligations of the parties under the Everli Merger Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Everli Merger Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of any covenant, obligation or agreement in the Everli Merger Agreement prior to termination.

In the event of a termination of the Everli Merger Agreement as a result of a material breach by either party, the breaching party will be required to pay a termination fee of $1,500,000 to the non-breaching party. We may elect to satisfy our obligation to pay such termination fee, in whole or in part, through the transfer of shares of our Class A Common Stock (valued at $10.00 per share) and Private Placement Warrants (valued at $1.00 per warrant) held by the Sponsor.

Trust Account Waiver

Everli and the Escrowed Seller each agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account held for our Public Shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom) other than in connection with the Closing.

SPAC Representative

The Sponsor is serving as the SPAC Representative under the Everli Merger Agreement, and in such capacity represents the interests of our shareholders (other than the Escrowed Seller) and their respective successors and assignees after the Closing with respect to the Everli Merger Agreement and certain Ancillary Documents following the Closing.

 Governing Law

The Everli Merger Agreement is governed by the laws of the State of New York, and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of New York (and any appellate courts thereof).

Related Agreements

Voting Agreement

Simultaneously with the execution and delivery of the Everli Merger Agreement, our Company and Everli entered into a Voting Agreement (the “Voting Agreement”) with Palella Holdings LLC, the majority shareholder of Everli (“Palella Holdings”). Under the Voting Agreement, Palella Holdings agreed to vote all of its shares of Everli in favor of the Everli Merger Agreement and the Everli Business Combination and to otherwise take (or not take, as applicable) certain other actions in support of the Everli Merger Agreement and the Everli Business Combination and the other matters to be submitted to the Everli shareholders for approval in connection with the Everli Business Combination, in the manner and subject to the conditions set forth in the Voting Agreement, and provide a proxy to our Company to vote such Everli shares accordingly (subject to the condition that the Everli Registration Statement has been declared effective by the SEC, provided that the covenants not to take certain actions to delay, impair or impede the Everli Business Combination as set forth in the Voting Agreement shall take effect from the date such agreements are executed). The Voting Agreement prevents transfers of the Everli shares held by the Everli shareholders thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement

Simultaneously with the execution and delivery of the Everli Merger Agreement, Palella Holdings will enter into a Lock-Up Agreement with our Company (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, Palella Holdings agreed not to, during the period commencing from the Closing and ending on the earliest of (x) six months after the Closing (y) commencing at least 90 days after the Closing, the date the closing price of shares of our Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, stock splits, stock dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading period or (z) the date we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party after the Closing): (i) sell, offer to sell, contact or agree to sell, hypothecate, pledge, lend, encumber, donate, assign, grant any option, right or warrant to purchase, purchase any option or contract to sell, or otherwise dispose of or enter into any agreement to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules of regulation of the SEC promulgated thereunder, with respect to any Restricted Securities (as defined in the Lock-Up Agreement), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Restricted Securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of Restricted Securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Non-Competition Agreement

Simultaneously with the execution and delivery of the Everli Merger Agreement, Palella Holdings entered into a non-competition and non-solicitation agreement (the “Non-Competition Agreement”) in favor of Everli and our Company and their respective present and future successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Under the Non-Competition Agreement, pursuant to which Palella Holdings agreed not to compete with the Covered Parties during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreement also contains customary confidentiality and non-disparagement provisions.

Registration Rights Agreement

In connection with the Closing, our Company and certain of the Everli shareholders who are expected to be Affiliates of our Company immediately after the Closing will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which such Everli shareholders will be granted certain registration rights with respect to their shares of our Common Stock received as Merger Consideration, on the terms and subject to the conditions set forth in the Registration Rights Agreement.

Letter Agreement Amendment

Simultaneously or prior to the Closing, our Company and the Sponsor shall enter into an amendment to the Letter Agreement, in a form to be mutually agreed (the “Letter Agreement Amendment”), pursuant to which, among other matters, effective as of the Closing, the post-Closing lock-up period applicable to our Class A Common Stock issued in exchange for the Founder Shares held by the Sponsor and such insiders, pursuant to the Everli Merger Agreement will be reduced from one (1) year to six (6) months (subject to early release upon certain customary specified events), and pursuant to which Everli will be given third-party beneficiary rights thereunder.

The Voting Agreement, Lock-Up Agreement, Non-Competition Agreement and form of Registration Rights Agreement (together with the Letter Agreement Amendment, collectively, the “Ancillary Documents”) are filed herein as Exhibits 10.9, 10.10, 10.11 and 10.12, respectively, and are incorporated herein by reference, and the foregoing descriptions of the Voting Agreement, Lock-Up Agreement, Non-Competition Agreement and Registration Rights Agreement are qualified in their entirety by reference thereto.

Our Management and Board of Directors

Our officers and directors consist of seasoned investors and industry executives with an extensive track record of identifying, investing, building, operating and advising leading businesses. We believe our Management Team will be able to source attractively valued and high-growth investment opportunities through our Management Team’s extensive experience and network. Additionally, we believe that our Management Team has the operational expertise to drive efficiencies at a target company following a Business Combination, and, given our Management Team’s extensive experience with public market investors, is well positioned to develop a thoughtful investor relations strategy.

Our officers and directors combined have more than 100 years of financial experience. Members of our Management Team have founded various financial technology, lending, and investment companies. With more than 30 years of operating and managerial experience and billions of dollars invested and managed globally — including in the United States, Latin America, Sub-Saharan Africa, and Asia, our Management Team is well-qualified to evaluate and advise a growing company for an attractive merger. Members of our Management Team are pioneers and leaders in the industry who have received recognition and prestigious awards, delivered academic lectures, published, and participated on conference panels. Our Management Team includes current and former executives and business leaders from firms, including the World Bank, EisnerAmper, Mosaic, Goal Structured Solutions and Fidelity Investments.

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

Business Combination Criteria

While we may acquire a business in any industry and in any geography, we may focus our pursuit for Business Combination opportunities with companies operating in the Emerging Finance sector, including but not limited to, specialty finance companies, alternative lenders, payments businesses, fintech companies and similar businesses. These include, but are not limited to, businesses that make loans to consumers, small enterprises, household asset purchasers, students and other individuals, as well as businesses that offer them payments, financing and other services. A Business Combination in the Emerging Finance sector may capitalize on our Management Team’s extensive expertise. We expect to utilize our Management Team’s experience in operating and leading businesses in these fast-growing sectors and to leverage their network of relationships to identify attractive high-growth businesses within our areas of focus.

We believe our Management Team is well positioned to create value for our shareholders, and that our contacts and sources, including those developed during decades of global operating and investment experience in our target sectors, and as owners of private and public companies, will allow us to identify and generate attractive acquisition opportunities.

We believe many potential Business Combination targets within our universe of consideration could benefit from access to the public markets, but have thus far been unable to do so due to a variety of reasons, including lack of scale and perceived volatility of the creative businesses. For the consummation of our initial Business Combination, we will be targeting entities that can provide meaningful financial scale and immediately identifiable cost and operational improvements that will support an expanded presence in the marketplace.

We have focused our investment effort broadly across the United States, as well as global markets. We believe that the operating expertise of our Management Team in Emerging Finance across multiple industry verticals will give us a large, addressable universe of prospective Business Combination targets. We target an initial Business Combination that has one or more of the following characteristics:

●	Substantial opportunity for growth following a Business Combination. Favorable sector and market dynamics including large unmet demand, which may drive organic growth with additional opportunities for add-on acquisitions.

●	Leadership position. Defensible or disruptive niche, differentiated technology, competitive advantages.

●	Track record of profitability. Long-term sustainable cash flows from competitive advantages.

●	Public company readiness. Proven public-ready management team, corporate governance, and reporting policies.

●	Strong & qualified management team. Public-ready teams, proven track records driving revenue and value creation for shareholders.

●	Mid-cap initial enterprise value. Enterprise value $400 million – $1.2 billion with readiness to grow.

The parameters mentioned above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC, such as the Everli Registration Statement.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. In the event that we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Considering the fairness opinion delivered by Houlihan Capital, LLC and based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Everli was substantially in excess of 80% of the funds in the Trust Account and that the 80% Test was therefore satisfied.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

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

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $177,405,977 (before redemptions, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that allows us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time until the consummation of the initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our Ordinary Shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing of the Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial Business Combination in any business or industry. Although our Management Team assesses the risks inherent in a particular target business with which we may combine, such as Everli, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

See “Everli Business Combination” above for more information on the equity and financing arrangements in connection with the Everli Business Combination.

Sources of Target Businesses

Target business candidates, such as Everli, are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers, directors, or advisors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers, directors or advisors. While Everli is not affiliated with our Sponsor, officers, directors or advisors, in the event we do not consummate the Everli Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Everli, we conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry that are made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Everli. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Everli, when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, other than Mr. Ivatury, who will continue serving as a director after the Closing, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Other than as described above in connection with the Everli Business Combination, we cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case with the Everli Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

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

See “Everli Business Combination” above for more information on the requisite approvals in connection with the Everli Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

Our Sponsor, directors, officers, advisors and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, advisors and their affiliates were to purchase our securities from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Everli Registration Statement, would disclose the possibility that our Sponsor, directors, officers, advisors and their affiliates may purchase our securities from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors and their affiliates were to purchase our securities from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Everli Registration Statement, would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

ͦ	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

ͦ	the purpose of the purchases by our Sponsor, directors, officers, advisors and their affiliates;

ͦ	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

ͦ	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors and their affiliates; and

ͦ	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

See “Everli Business Combination” above for more information on permitted purchases of our securities in connection with the Everli Business Combination.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.71 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Everli Business Combination” above for more information on the Closing Redemptions in connection with the Everli Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for or vote against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares, we would need 5,189,190, or 32.4%, of the 16,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles vote their Ordinary Shares at a general meeting of our shareholders, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we, or our Sponsor, will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Limitation on Redemptions Upon Completion of Our Initial Business Combination

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Everli Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $32,075 of cash held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.71 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to $32,075 in cash with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers: Gautam Ivatury, Edward Lifshitz and Eric Lifshitz. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as Everli. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Everli. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules. Under the Nasdaq Rules, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq Rules.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the Everli Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Everli, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the Everli Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Everli, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond June 20, 2026 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are not limited to evaluating a target business in a particular industry sector, if the Everli Business Combination is not consummated, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	if the Everli Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Everli Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers and directors will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if our initial Business Combination, such as the Everli Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the Everli Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	none of our officers or directors has ever been associated with a blank check company, which could adversely affect our ability to consummate a Business Combination;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may not join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers and any other holder of our Founder Shares will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors and any other holder of our Founder Shares may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	certain provisions of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, CCM and Seaport and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and

●	we may seek to extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, and (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Everli and the Everli Business Combination, please see the Everli Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Everli, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 143 West 72nd Street, 4th Floor, New York, NY 10023, and our telephone number is (702) 781-1120. The cost for our use of this space is included in the $10,000 per month fee we pay to MCG, an affiliate of our Sponsor, for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “MACIU,” “MACI” and “MACIW,” respectively. Our Units commenced public trading on June 18, 2024, and our Public Shares and Public Warrants commenced separate public trading on July 17, 2024.

(b)	Holders

On March 5, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and four holders of record of our Warrants.

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

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor, CCM and Seaport in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $5,000,000. Of those 5,000,000 Private Placement Warrants, (i) the Sponsor purchased 3,500,000 Private Placement Warrants and (ii) CCM and Seaport purchased an aggregate to 1,500,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on August 14, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 11, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Melar Acquisition Sponsor I LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Everli Business Combination, will be successful.

Our IPO Registration Statement became effective on June 17, 2024. On June 20, 2024, we consummated our Initial Public Offering of 16,000,000 Units, including 1,000,000 Option Units issued pursuant to the partial exercise of the Over-Allotment Option. Each Unit consists of one Public Share and one-half of one Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $160,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor, CCM and Seaport in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $5,000,000. Of those 5,000,000 Private Placement Warrants, (i) the Sponsor purchased 3,500,000 Private Placement Warrants and (ii) CCM and Seaport purchased an aggregate to 1,500,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $160,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Trustee that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until June 20, 2026 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Everli Business Combination

On July 30, 2025, we entered into the Everli Merger Agreement with (i) the Merger Sub, (ii) Everli, (iii) the Sponsor, as the SPAC Representative, and (iv) the Escrowed Seller. On October 2, 2025, the parties to the Everli Merger Agreement entered into the First Everli Merger Agreement Amendment, pursuant to which, the deadline for Everli to procure at least $10,000,000 in Bridge Financing (as defined in the Everli Merger Agreement), the failure of which entitles Everli to terminate the Everli Merger Agreement, was extended from September 30, 2025 to October 21, 2025. On December 8, 2025, the parties to the Everli Merger Agreement entered into the Second Everli Merger Agreement Amendment, pursuant to which the parties thereto extended the GAAP Audit Delivery Date from November 30, 2025 to January 16, 2026. We have waived the right to receive the GAAP Audited Everli Financials by the GAAP Audit Delivery Date, provided that such deliverables are received by January 31, 2026. Such deliverables were received by January 31, 2026.

Pursuant to the Everli Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, we will continue out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation, and (ii) at the Closing, Merger Sub will merge with and into Everli, with Everli continuing as the surviving entity and wholly-owned subsidiary of our Company, and with each Everli shareholder receiving shares of our Common Stock (as defined in the Everli Merger Agreement) at the Closing, as further described below.

The Everli Merger Agreement provides that the total consideration received by the Everli security holders from us at the Closing will be a number of shares of our Common Stock with an aggregate value equal to the sum of (i) One Hundred and Eighty Million Dollars ($180,000,000) plus (ii) the gross proceeds of the Bridge Financing, if any, that has converted into Everli common stock, plus (iii) the Everli Equity Investment (as defined in the Everli Merger Agreement), if any, with each share of our Common Stock valued at $10.00.

For a full description of the Everli Merger Agreement and the proposed Everli Business Combination, please see Item 1. “Business” and the Everli Registration Statement.

Recent Developments

On January 23, 2026, a draft of the Everli Registration Statement was submitted to the SEC. The Everli Registration Statement includes a proxy statement to our shareholders and a prospectus for the registration of our securities to be issued in connection with the Everli Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 11, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Everli Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $5,539,430, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $6,998,961, interest due from Everli of $555,862 and interest on cash held in the operating account of $531, partially offset by general and administrative costs of $1,475,992 and interest expense on the Sponsor Loan of $539,932.

For the period ended from March 11, 2024 (inception) through December 31, 2024, we had net income of $4,209,339, which consists of dividend and interest income on marketable securities and cash held in the Trust Account of $4,407,016, interest on cash of $968 and an unrealized gain on over-allotment liability of $169,119, offset by general and administrative costs of $367,764.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $160,000,000 was placed in the Trust Account. We incurred $10,184,856 in Initial Public Offering related costs, consisting of $3,000,000 of cash underwriting fee, the Deferred Fee of $6,600,000 and $584,856 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $774,258. Net income of $5,539,430 was adjusted for dividends and interest earned on marketable securities and cash held in the Trust Account of $6,998,961, interest due from Everli of $555,862 and interest due on Sponsor Loan of $539,932. Changes in operating assets and liabilities provided $701,203 of cash for operating activities.

For the period from March 11, 2024 (inception) through December 31, 2024, cash used in operating activities was $545,234. Net income of $ $4,209,339 was adjusted for dividend and interest earned on marketable securities and cash held in the Trust Account of $4,407,016, formation costs paid by the Sponsor in exchange for issuance of Class B Ordinary Shares of $6,236, payment of operation costs through the IPO Promissory Note of $10,420, and unrealized gain on over-allotment liability of $169,119. Changes in operating assets and liabilities used $195,094 of cash for operating activities.

As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we had marketable securities held in the Trust Account of $171,405,977 and $164,407,016, respectively (including $6,998,961 and $252,184, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we had cash held outside of the Trust Account of $32,075 and $878,254, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) loans pursuant to the IPO Promissory Note and Sponsor Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Promissory Notes

IPO Promissory Note

Prior to the closing of our Initial Public Offering, on March 11, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. The loan of $249,389 was fully repaid upon the consummation of our Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the administrative services fees pursuant to the Administrative Services Agreement. No additional borrowing is available under the IPO Promissory Note.

Everli Notes

On May 30, 2025, we entered into the First Everli Note with Everli and the Pledging Stockholder for a principal amount of up to $300,000. The First Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral. The principal and accrued interest of the First Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet (as defined in the First Everli Note) was terminated by our Company in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the First Everli Note was amended and restated to, among other things, amend the principal amount of the First Everli Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the First Everli Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the First Everli Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and December 31, 2024, Everli had borrowed $3,250,000 and $0, respectively (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance of $3,805,862 (including interest) and $0, respectively, reflected on the consolidated balance sheets included elsewhere in this Report.

On October 21, 2025, Everli entered into the Second Everli Note with MCG, an affiliate of the Sponsor, for the aggregate principal amount of $7,500,000, which includes a $750,000 original issue discount. The Second Everli Note bears interest at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. The principal under the Everli Notes satisfied the $10,000,000 Bridge Financing (as defined in the Everli Merger Agreement) requirement as provided in the Everli Merger Agreement. The principal and accrued interest of the Second Everli Note shall be due and payable on the twelfth-month anniversary of the issuance date of the note. MCG has a right to convert any outstanding balance under the Second Everli Note into fully paid and nonassessable shares of our Class A Common Stock at a rate set forth in the Second Everli Note at any time or times on or after the Everli Business Combination. We were a signatory to the Second Everli Note to acknowledge, among other things, the conversion right and the parity of the security interest granted under the First Everli Note and the security interest granted under the Second Everli Note. The Second Everli Note creates no direct financial obligation or an off-balance sheet arrangement for us. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, Everli had borrowed $3,250,000 and $0, respectively, under the Second Everli Note.

We comply with the requirements of FASB ASC Topic 835, “Interest” (“ASC 835”) and report accrued interest and the amortization of the original issue discounts on the consolidated statements of operations included elsewhere in this Report as “interest due from Everli” and report the loan amount and unpaid interest as “due from Everli” on the consolidated balance sheets included elsewhere in this Report. For the year ended December 31, 2025, we recognized $555,862, in amortized original issue discounts and accrued interest on the consolidated statements of operations included elsewhere in this Report.

Sponsor Note

On May 30, 2025, we issued the Sponsor Note in the aggregate principal amount of up to $300,000 to the Sponsor, for the Sponsor Loan. The Sponsor Loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025, if the Term Sheet is terminated by us in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we had borrowed $3,178,079 and $0, respectively, under the Sponsor Loan and reported $3,718,011 (including interest) and $0, respectively, on the consolidated balance sheets included elsewhere in this Report.

We comply with the requirements of ASC 835 and report accrued interest and the amortization of the original issue discount on the consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note” and report the loan amount and unpaid interest as “Sponsor Note” on the consolidated balance sheets included elsewhere in this Report. For the year ended December 31, 2025, we recognized $539,932, in amortized original issue discount and accrued interest expense on the consolidated statements of operations included elsewhere in this Report.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

We have until June 20, 2026, to consummate an initial Business Combination (assuming no extensions). If we do not complete a Business Combination within the Combination Period, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. The working capital deficit and the expectation of significant future costs raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 18, 2024, and until the completion of our Business Combination or liquidation, we reimburse MCG, an affiliate of the Sponsor, $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we incurred $120,000 and $64,220, respectively, in fees for these services, of which such amount is included in accrued expenses in the consolidated balance sheets of the financial statements included elsewhere this Report.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On June 20, 2025, simultaneously with the Initial Public Offering, the Underwriters partially exercised their Over-Allotment Option and purchased 1,000,000 Option Units, with 45 days to purchase the remaining 1,250,000 Option Units. On August 4, 2024, the remaining Over-Allotment Option expired worthless.

The Underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $0.40 per Unit other than Option Units, and $0.60 per Option Unit, or $6,600,000 in the aggregate. The Deferred Fee is payable to the Underwriters, upon the completion of the initial Business Combination, subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. CCM and Seaport may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, CCM and Seaport may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the consolidated financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Gautam Ivatury	49	Chief Executive Officer and Chairman
Edward Lifshitz	67	Chief Financial Officer
Eric Lifshitz	32	Chief Operating Officer and Director
Dan Rosen	40	Director
Ken Ruggiero	59	Director
Tara Kenney	65	Director

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

Dan Rosen has served as one of our directors since June 2024. Mr. Rosen is a serial entrepreneur and investor with 20 years of experience leading clean energy companies and initiatives. He currently serves as CEO of Ezra Climate, a fintech enabled asset management firm. In 2009, he co-founded Mosaic, a financial technology lender in the residential solar market, and has served as its CEO, President and Chairman of the Board since then. In 2020, he founded Solara, a fintech company focused on unleashing climate solutions in emerging markets starting in Mexico that is backed by Lowercarbon Capital and the Walton family. He helped found Navajo Power and Navajo Power Home, a solar developer focused on solar projects on the Navajo Nation and other tribes to help accelerate the transition from coal and optimize for the economic benefit of Tribal Partners, in 2018. Mr. Rosen is an Unreasonable Institute fellow and was a founding Board member of Unreasonable Group. We believe Mr. Rosen is qualified to serve on our Board due to his extensive experience in the financial technology sector.

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

Tara Kenney has served as one of our directors since June 2024. From March 2017 to December 2020, Ms. Kenney was a Senior Vice President for Boston Common Asset Management, a leader in ESG/impact investing. Earlier, between April 2002 and May 2016, Ms. Kenney was a Managing Director with Deutsche Asset Management, where she directed the institutional business for Latin America, and served as a Portfolio Manager and Head of Emerging Markets and Latin American Equities for nearly 2 decades. Ms. Kenney was a Managing Director and Portfolio Manager for Scudder Investments between March 1995 and April 2002, and between October 1987 and March 1995, she worked for Bankers Trust’s Latin American Merchant Bank, where she led the Brady Plan debt negotiations for the bank. Her early career included work for the Chase Manhattan Bank, and the InterAmerican Development Bank. Ms. Kenney has been serving as an Independent Trustee for Fidelity Investments’ Alternative Funds Group since 2021. In addition to her work for Fidelity Investments, she has been on the board of the Kellogg Institute for International Studies at the University of Notre Dame since 2001, and has been serving on the Audit and Investment Committees for Catholic Charities USA since 2016. She has been an Adjunct Professor at the University of Notre Dame since 2021, teaching courses related to Sustainable Investing at the Mendoza Business School and the Keough School of Global Affairs, including the semester ending in May 2026. She has been on the Board of Accion International, an international nonprofit organization for fintech and financial inclusion for the emerging markets, and currently leads its Finance and Investment Committee. Ms. Kenney received a BA in Government and Spanish from the University of Notre Dame. She earned an MBA in Finance at New York University’s Stern School of Business. We believe Ms. Kenney is qualified to serve on our Board due to her significant expertise in finance, emerging markets and corporate governance.

Family Relationships

Other than as set forth below no family relationships exist between any of our directors or executive officers:

●	Edward Lifshitz, our Chief Financial Officer, is the father of Eric Lifshitz, our Chief Operating Officer and a director.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on (i) the appointment and removal of directors and (ii) continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which is Tara Kenney, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Dan Rosen and Ken Ruggiero, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Gautam Ivatury and Eric Lifshitz will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Audit Committee

Our Board of Directors has established the Audit Committee. Dan Rosen, Ken Ruggiero and Tara Kenney serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Dan Rosen, Ken Ruggiero and Tara Kenney are each independent. Dan Rosen serves as the chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board of Directors has determined that Dan Rosen qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee. The members of our Compensation Committee are Dan Rosen, Ken Ruggiero and Tara Kenney. Ken Ruggiero serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Dan Rosen, Ken Ruggiero and Tara Kenney are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

The Board of Directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On June 18, 2024, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by MCG, an affiliate of our Sponsor, in an amount equal to $10,000 per month pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our independent directors, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination;

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants; and

●	Repayment of any Sponsor Loans made pursuant to the Sponsor Note.

Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, including the Everli Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management Team’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management Team to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

For more information on the proposed employment arrangements in connection with the Everli Business Combination, see Item 1. “Business” and the Everli Registration Statement.

Compensation Recovery and Clawback Policy

On June 18, 2024, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 6, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,621,622 shares of our Ordinary Shares, consisting of (i) 16,000,000 Class A Ordinary Shares and (ii) 5,621,622 Class B Ordinary Shares, issued and outstanding as of March 6, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) a vote to continue our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Ordinary Shares underlying the Private Placement Warrants as the Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Total Outstanding Ordinary Shares
Gautam Ivatury(2)	—	—	5,621,622	100%	26.0%
Edward Lifshitz	—	—	—	—	—
Eric Lifshitz(2)	—	—	5,621,622	100%	26.0%
Dan Rosen	—	—	—	—	—
Ken Ruggiero	—	—	—	—	—
Tara Kenney	—	—	—	—	—
All officers and directors as a group (six persons)	—	—	5,621,622	100%	26.0%
Melar Acquisition Sponsor I LLC(2)	—	—	5,621,622	100%	26.0%
First Trust Parties(3)	1,429,900	8.9%	—	—	6.6%
Karpus Management, Inc.(4)	1,146,655	7.2%	—	—	5.3%
Polar Asset Management Partners Inc.(5)	1,485,000	9.3%	—	—	6.9%
LMR Parties(6)	1,485,000	9.3%	—	—	6.9%
AQR Parties(7)	1,153,184	7.2%	—	—	5.3%
Meteora Parties(8)	1,110,289	6.9%	—	—	5.1%
Wolverine Parties(9)	926,328	5.8%	—	—	4.3%
Mizuho Financial Group, Inc.(10)	891,304	5.6%	—	—	4.2%
W. R. Berkley Corporation(11)	868,489	5.4%	—	—	4.0%
Barclays PLC(12)	800,000	5.0%	—	—	3.7%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Melar Acquisition Corp. I, 143 West 72nd Street, 4th Floor, New York, NY 10023.
(2)	Melar Acquisition Sponsor I LLC, our Sponsor, is the record holder of such Class B Ordinary Shares. Eco Crown Global LLC and Melar Capital SPAC Sponsor I LLC are the managing members of our Sponsor. Gautam Ivatury, our Chief Executive Officer and Chairman, is the managing member of Eco Crown Global LLC. Eric Lifshitz, our Chief Operating Officer and director, is the sole and managing member of Melar Capital SPAC Sponsor I LLC. Accordingly, Eco Crown Global LLC, Melar Capital SPAC Sponsor I LLC and Messrs. Gautam Ivatury and Eric Lifshitz may be deemed to have or share beneficial ownership of the Class B Ordinary Shares held directly by our Sponsor. Each of our other officers and directors is a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.
(3)	According to a Schedule 13G filed with the SEC on November 7, 2024 by (i) First Trust Capital Management L.P. (“FTCM”), (ii) First Trust Capital Solutions L.P. (“FTCS”) and (iii) FTCS Sub GP LLC (“Sub GP” and collectively with FTCM and FTCS, the “First Trust Parties”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (x) series of Investment Managers Series Trust II, an investment company registered under the Investment Company, specifically First Trust Multi-Strategy Fund and First Trust Merger Arbitrage Fund, (y) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act, and (z) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS is a Delaware limited partnership and control person of FTCM. Sub GP is a Delaware limited liability company and control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Public Shares) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Public Shares held in the Client Accounts. As of September 30, 2024, the First Trust Parties collectively owned 1,608,851 Public Shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported in the Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Public Shares for their own accounts. The principal business address of each of the First Trust Parties is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(4)	According to a Schedule 13G filed with the SEC on November 13, 2024 by Karpus Management, Inc. d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser and the Public Shares are owned directly by the accounts managed by Karpus. The principal business address of Karpus is 183 Sully’s Trail, Pittsford, NY 14534.
(5)	According to a Schedule 13G filed with the SEC on November 14, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Public Shares directly held by PMSMF. The principal business address of Polar is 16 York Street, Suite 2900, Toronto, ON, M5J 0E6, Canada.

(6)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) LMR Partners LLP, a United Kingdom limited liability partnership (“LMR”), (ii) LMR Partners Limited, a Hong Kong corporation (“LMR Limited”), (iii) LMR Partners LLC, a Delaware limited liability company (“LMR LLC”), (iv) LMR Partners AG, a Swiss corporation (“LMR AG”), (v) LMR Partners (DIFC) Limited, an United Arab Emirates corporation (“LMR DIFC”), (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland (“LMR Ireland,” collectively with LMR, LMR Limited, LMR LLC, LMR AG and LMR DIFC, the “LMR Investment Managers”), (vii) Ben Levine, a citizen of the United Kingdom (“Mr. Levine”), and (viii) Stefan Renold, a citizen of Switzerland (“Mr. Renold,” collectively with the LMR Investment Managers and Mr. Levine, the “LMR Parties”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Public Shares held by certain funds. Messrs. Levine and Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(7)	According to a Schedule 13G filed with the SEC on November 14, 2024 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company (“AQR Holdings”), (iii) AQR Arbitrage, LLC, a Delaware limited liability company (collectively, with AQR and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Suite 130, Greenwich, CT 06830.
(8)	According to a Schedule 13G filed with the SEC on August 14, 2025 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to the Public Shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal, and together with Meteora Capital, the “Meteora Parties”), who serves as the Managing Member of Meteora Capital, with respect to the Public Shares held by the Meteora Funds. The principal business address of each of the Meteora Parties is 1200 N Federal Hwy, #200, Boca Raton FL 33432
(9)	According to a Schedule 13G filed with the SEC on October 10, 2025 by (i) Wolverine Asset Management, LLC, an Illinois limited liability company (“WAM”), (ii) Wolverine Holdings, L.P., an Illinois limited partnership (“Wolverine Holdings”), (iii) Wolverine Trading Partners, Inc., an Illinois corporation (“WTP”), (iv) Christopher L. Gust, a citizen of the United States (“Mr. Gust”) and (v) Robert R. Bellick, a citizen of the United States (“Mr. Bellick,” and collectively with WAM, Wolverine Holdings, WTP and Mr. Gust, the “Wolverine Parties”). WAM is an investment manager and has voting and dispositive power over 926,328 Public Shares as of September 30, 2025. The sole member and manager of WAM is Wolverine Holdings. Mr. Bellick and Mr. Gust may be deemed to control WTP, the general partner of Wolverine Holdings. Wolverine Flagship Fund Trading Limited is known to have the right to receive the receipt of dividends from, or the proceeds from the sale of, the Public Shares that may be deemed to be beneficially owned by WAM. The principal business address of each of the Wolverine Parties is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.
(10)	According to a Schedule 13G filed with the SEC on November 13, 2025 by Mizuho Financial Group, Inc., a Japanese parent holding company(“Mizuho”). Mizuho, Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Public Shares directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The principal business address of Mizuho is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.
(12)	According to a Schedule 13G filed with the SEC on February 11, 2026 by W. R. Berkley Corporation and Berkley Insurance Company. The principal business address of both entities is 475 Steamboat Road, Greenwich, CT 06830.
(12)	According to a Schedule 13G/A filed with the SEC on March 21, 2025 by Barclays PLC, a United Kingdom public limited company (“Barclays”). The principal business address of Barclays is 1 Churchill Place, London - E14 5HP.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Everli Business Combination, please see Item 1. “Business” and the Everli Registration Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On March 11, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our Initial Public Offering costs in exchange for 6,060,811 Founder Shares.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 17,250,000 Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 26% of the outstanding Ordinary Shares after the Initial Public Offering. Up to 790,541 of the Founder Shares would be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On June 20, 2025, simultaneously with the Initial Public Offering, the Underwriters partially exercised their Over-Allotment Option and purchased 1,000,000 Option Units, with 45 days to purchase the remaining 1,250,000 Option Units. On August 4, 2024, the remaining Over-Allotment Option expired worthless, and 439,189 Founder Shares were forfeited by the Sponsor.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,000,000 Private Placement Warrants to our Sponsor, CCM and Seaport in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to our Company of $5,000,000. Of those 5,000,000 Private Placement Warrants, (i) the Sponsor purchased 3,500,000 Private Placement Warrants and (ii) CCM and Seaport purchased an aggregate to 1,500,000 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. So long as they are held by our Sponsor, CCM, Seaport, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the CCM, Seaport and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

We entered into the Administrative Services Agreement with MCG, an affiliate of the Sponsor, to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on June 18, 2024, the date our securities were first listed on the Global Market tier of Nasdaq, through the earlier of our consummation of a Business Combination and our liquidation. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we incurred $120,000 and $64,220, respectively, in fees for these services, of which such amount is included in accrued expenses in the consolidated balance sheets of the financial statements included elsewhere this Report.

Prior to the closing of our Initial Public Offering, on March 11, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. The loan of $249,389 was fully repaid upon the consummation of our Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the administrative services fees pursuant to the Administrative Services Agreement. No additional borrowing is available under the IPO Promissory Note.

On May 30, 2025, we entered into the First Everli Note with Everli and the Pledging Stockholder for a principal amount of up to $300,000. The First Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral. The principal and accrued interest of the First Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet (as defined in the First Everli Note) was terminated by our Company in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the First Everli Note was amended and restated to, among other things, amend the principal amount of the First Everli Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the First Everli Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the First Everli Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and December 31, 2024, Everli had borrowed $3,250,000 and $0, respectively (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance of $3,805,862 (including interest) and $0, respectively, on the consolidated balance sheets included elsewhere in this Report.

On May 30, 2025, we issued the Sponsor Note in the aggregate principal amount of up to $300,000 to the Sponsor, for the Sponsor Loan. The Sponsor Loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025, if the Term Sheet is terminated by us in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we had borrowed $3,178,079 and $0, respectively, under the Sponsor Loan and reported $3,718,011 (including interest)  and $0, respectively, on the consolidated balance sheets included elsewhere in this Report.

On October 21, 2025, Everli entered into the Second Everli Note with MCG, an affiliate of the Sponsor, for the aggregate principal amount of $7,500,000, which includes a $750,000 original issue discount. The Second Everli Note bears interest at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. The principal under the Everli Notes satisfied the $10,000,000 Bridge Financing (as defined in the Everli Merger Agreement) requirement as provided in the Everli Merger Agreement. The principal and accrued interest of the Second Everli Note shall be due and payable on the twelfth-month anniversary of the issuance date of the note. MCG has a right to convert any outstanding balance under the Second Everli Note into fully paid and nonassessable shares of our Class A Common Stock at a rate set forth in the Second Everli Note at any time or times on or after the Everli Business Combination. We were a signatory to the Second Everli Note to acknowledge, among other things, the conversion right and the parity of the security interest granted under the First Everli Note and the security interest granted under the Second Everli Note. The Second Everli Note creates no direct financial obligation or an off-balance sheet arrangement for us. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, Everli had borrowed $3,250,000  and $0, respectively, under the Second Everli Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, we did not have any borrowings under any Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have until June 20, 2026, or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or against, our initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Everli Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination. Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

We have entered into a Registration Rights Agreement with respect to the Founder Shares and Private Placement Warrants. Under the Registration Rights Agreement, the holders of the Founder Shares, Private Placement Warrants and the Class A Ordinary Shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require us to register a sale of any of our securities held by them and any other of our securities acquired by them prior to the consummation of the initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

For more information on the agreements entered into in connection with the Everli Business Combination, see Item 1. “Business” and the Everli Registration Statement.

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Dan Rosen, Ken Ruggiero and Tara Kenney are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024 totaled approximately $101,920 and $94,120, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of the aggregate fees billed for all other services.  We did not pay Withum for any other services for the year ended December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3

Consolidated Statements of Operations for Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-4

Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-6

Notes to Consolidated Financial Statements	F-7 to F-20

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

MELAR ACQUISITION CORP. I

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from March 11, 2024 (Inception) Through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Melar Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Melar Acquisition Corp. I (the “Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from March 11, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on June 20, 2026, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2024.

/s/ WithumSmith+Brown, PC

New York, New York

March 6, 2026

PCAOB ID: 100

MELAR ACQUISITION CORP. I

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$32,075	$878,254
Due from Everli	3,805,862	—
Prepaid expenses	70,852	165,494
Total current assets	3,908,789	1,043,748

Long-term prepaid insurance	—	70,852
Marketable securities and cash held in Trust Account	171,405,977	164,407,016
TOTAL ASSETS	$175,314,766	$165,521,616

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$576,961	$41,252
Sponsor Loan	3,718,011	—
Total current liabilities	4,294,972	41,252
Deferred underwriting fee	6,600,000	6,600,000
TOTAL LIABILITIES	10,894,972	6,641,252

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 16,000,000 shares at redemption value of $10.71 and $10.28 per share at December 31, 2025 and 2024, respectively	171,405,977	164,407,016

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024 (excluding 16,000,000 shares subject to possible redemption)	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding at December 31, 2025 and 2024	562	562
Additional paid-in capital	—	—
Accumulated deficit	(6,986,745)	(5,527,214)
TOTAL SHAREHOLDERS’ DEFICIT	(6,986,183)	(5,526,652)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$175,314,766	$165,521,616

The accompanying notes are an integral part of these consolidated financial statements.

MELAR ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from March 11, 2024 (Inception) Through December 31,
	2025	2024
General and administrative costs	$1,475,992	$367,764
Loss from operations	(1,475,992)	(367,764)

OTHER INCOME (EXPENSE)
Interest due from Everli	555,862	—
Interest expense on Sponsor Loan	(539,932)	—
Interest on cash held in the operating account	531	968
Change in fair value of Over-Allotment Option liability	—	169,119
Dividends and interest earned on marketable securities and cash held in Trust Account	6,998,961	4,407,016
Total other income, net	7,015,422	4,577,103

NET INCOME	$5,539,430	$4,209,339

Weighted average redeemable Class A Ordinary Shares outstanding – basic and diluted	16,000,000	10,522,034

Net income per redeemable Class A Ordinary Share – basic and diluted	$0.26	$0.26

Weighted average non-redeemable Class B Ordinary Shares outstanding – basic	5,621,622	5,501,329

Net income per non-redeemable Class B Ordinary Share – basic	$0.26	$0.26

Weighted average non-redeemable Class B Ordinary Shares outstanding –diluted	5,621,622	5,596,611

Net income per non-redeemable Class B Ordinary Share– diluted	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

MELAR ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM MARCH 11, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 11, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	6,060,811	606	24,394	—	25,000

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(6,943,752)	(9,736,597)	(16,680,349)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	2,080,000	—	2,080,000

Allocated value of transaction costs to Warrants	—	—	—	—	(160,642)	—	(160,642)

Forfeiture of Class B Ordinary Shares from Sponsor	—	—	(439,189)	(44)	—	44	—

Net income	—	—	—	—	—	4,209,339	4,209,339

Balance – December 31, 2024	—	—	5,621,622	562	—	(5,527,214)	(5,526,652)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(6,998,961)	(6,998,961)

Net income	—	—	—	—	—	5,539,430	5,539,430

Balance – December 31, 2025	—	$—	5,621,622	$562	$—	$(6,986,745)	$(6,986,183)

The accompanying notes are an integral part of these consolidated financial statements.

MELAR ACQUISITION CORP. I

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from March 11, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$5,539,430	$4,209,339
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	—	6,236
Interest earned on marketable securities and cash held in Trust Account	(6,998,961)	(4,407,016)
Payment of general and administrative costs through IPO Promissory Note – related party	—	10,420
Change in fair value of Over-Allotment Option liability	—	(169,119)
Interest due from Everli	(555,862)	—
Interest expense on Sponsor Loan	539,932	—
Changes in operating assets and liabilities:
Prepaid expenses	165,494	(236,346)
Due from Sponsor	—	—
Accounts payable and accrued expenses	535,709	41,252
Net cash used in operating activities	(774,258)	(545,234)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(160,000,000)
Payment of invoices on behalf of Everli	(3,250,000)	—
Net cash used in investing activities	(3,250,000)	(160,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	157,000,000
Proceeds from sale of Private Placements Warrants	—	5,000,000
Repayment of IPO Promissory Note - related party	—	(249,389)
Proceeds from Sponsor Loan	3,178,079	—
Payment of offering costs	—	(327,123)
Net cash provided by financing activities	3,178,079	161,423,488

Net Change in Cash	(846,179)	878,254
Cash – Beginning of period	878,254	—
Cash – End of period	$32,075	$878,254

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$18,764
Deferred offering costs paid through IPO Promissory Note – related party	$—	$238,969
Deferred underwriting fee payable	$—	$6,600,000
Over-allotment liability at Initial Public Offering date	$—	$169,119
Forfeiture of Class B Ordinary Shares	$—	$44

The accompanying notes are an integral part of these consolidated financial statements.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Melar Acquisition Corp. I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 11, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Everli Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account (as defined below) and interest income on the Everli Note (as defined below) (see Note 2). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Melar Acquisition Sponsor I LLC, a Delaware limited liability Company (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 31, 2024, as amended (File No. 333-279899), was declared effective on June 17, 2024 (the “IPO Registration Statement”). On June 20, 2024, the Company consummated the initial public offering of 16,000,000 units of the Company at $10.00 per unit (the “Units”), which included the partial exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) of their over-allotment option (the “Over-Allotment Option”) in the amount of 1,000,000 Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $160,000,000 (the “Initial Public Offering”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to (i) the Sponsor, (ii) Cohen & Company Capital Markets, a division of Cohen & Company Securities (“CCM”) and Seaport Global Securities LLC (“Seaport,” together with CCM, the “Representatives”), as representatives of the Underwriters, generating gross proceeds of $5,000,000 (the “Private Placement”), which is described in Note 4. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $10,184,856, consisting of $3,000,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $6,600,000, and $584,856 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee and taxes payable, if any).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on June 20, 2024, an amount of $160,000,000 ($10.00 per Unit) from both the net proceeds of the Initial Public Offering and a portion of the net proceeds from the Private Placement was placed in a trust account (the “Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee and are initially held in cash, including in demand deposit accounts at a bank, or invested in U.S. Department of the Treasury (“Treasury”) obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct Treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status of the Company under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Except with respect to dividends and interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by June 20, 2026 (as may be extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to extend the date by which the Company must consummate an initial Business Combination) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”)), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of December 31, 2025, the amount of the Trust Account was $10.71 per Public Share.

The Ordinary Shares (as defined in Note 2) subject to redemption were recorded at a redemption value and classified as temporary equity at the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated June 17, 2024 (as amended, the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent public accountants) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent public accountants) or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, there can be no assurance that the Sponsor will be able to satisfy those obligations.

Everli Proposed Business Combination

On July 30, 2025, the Company entered into an Agreement and Plan of Merger, as amended on October 2, 2025 (as it may be further amended, supplemented and/or restated from time to time, the “Everli Merger Agreement”) with (i) MAC I Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), (ii) Everli Global Inc., a Nevada corporation (together with its successors, “Everli”), (iii) the Sponsor, in the capacity as the representative from and after the effective time of the Merger (as defined below) for the shareholders of the Company (other than the Escrowed Seller (as defined below) and his successors and assigns) in accordance with the terms and conditions of the Everli Merger Agreement, and (iv) Salvatore Palella (the “Escrowed Seller”). Pursuant to the Everli Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation (the “Domestication”) and (b) then Merger Sub will merge with and into Everli (the “Merger” and together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Everli Business Combination”), with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Everli Business Combination is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing). For more information regarding the Everli Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2025, August 5, 2025, October 3, 2025, October 24, 2025, December 8, 2025 and January 29, 2026 and the other filings the Company and Everli may make from time to time with the SEC (see Note 10).

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $32,075 in its operating bank account and a working capital deficit of $386,183.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The working capital deficit and the expectation of significant future costs raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MAC I Merger Sub Inc. All intercompany transactions have been eliminated.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses at the date of the accompanying consolidated financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $32,075 and $878,254 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Marketable Securities and Cash Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds that were invested in Treasury securities. The Company accounts for its marketable securities as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the accompanying consolidated balance sheets. Trading securities are presented on the accompanying consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Everli Note

On May 30, 2025, we entered into the First Everli Note with Everli and the Pledging Stockholder for a principal amount of up to $300,000. The First Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral. The principal and accrued interest of the First Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet (as defined in the First Everli Note) was terminated by our Company in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the First Everli Note was amended and restated to, among other things, amend the principal amount of the First Everli Note up to $1,000,000, including an original issue discount (an “OID”) of ten percent (10%). On September 12, 2025, the First Everli Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the First Everli Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and December 31, 2024, Everli had borrowed $3,250,000 and $0, respectively (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance of $3,805,862 (including interest) and $0, respectively, on the accompanying consolidated balance sheets.

The Company complies with the requirements of FASB ASC Topic 835, “Interest,” (“ASC 835”) and reports accrued interest and the amortization of the original issue discounts on the accompanying consolidated statements of operations as “interest due from Everli” and reports the loan amount and unpaid interest as “due from Everli” on the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recognized $555,862, in amortized OID and accrued interest on the accompanying consolidated statements of operations .

On October 21, 2025, Everli entered into a secured promissory note and pledge agreement in the principal amount of up to $7,500,000 issued to Melar Capital Group LLC, an affiliate of the Sponsor (“MCG”), by Everli on October 21, 2025 (the “Second Everli Note,” and together with the First Everli Note, the “Everli Notes”) for the aggregate principal amount of $7,500,000, which includes a $750,000 OID. The Second Everli Note bears interest at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. The principal under the Everli Notes satisfied the $10,000,000 Bridge Financing (as defined in the Everli Merger Agreement) requirement as provided in the Everli Merger Agreement. The principal and accrued interest of the Second Everli Note shall be due and payable on the twelfth-month anniversary of the issuance date of the note. MCG has a right to convert any outstanding balance under the Second Everli Note into fully paid and nonassessable shares of Melar’s Class A Common Stock at a rate set forth in the Second Everli Note at any time or times on or after the Everli Business Combination. Melar was a signatory to the Second Everli Note to acknowledge, among other things, the conversion right and the parity of the security interest granted under the First Everli Note and the security interest granted under the Second Everli Note. The Second Everli Note creates no direct financial obligation or an off-balance sheet arrangement for us. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, Everli had borrowed $3,250,000 and $0, respectively, under the Second Everli Note.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to its short-term nature.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Year Ended December 31,		For the Period from March 11, 2024 (Inception) Through December 31,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class B	Class A	Class B
	Shares	Shares	Shares	Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$4,099,178	$1,440,252	$2,764,139	$1,445,200
Denominator:
Basic weighted average Ordinary Shares outstanding	16,000,000	5,621,622	10,522,034	5,501,329
Basic net income per Ordinary Share	$0.26	$0.26	$0.26	$0.26

	For the Year Ended December 31,		For the Period from March 11, 2024 (Inception) Through December 31,
	2025		2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class B	Class A	Class B
	Shares	Shares	Shares	Shares
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, diluted	$4,099,178	$1,440,252	$2,747,800	$1,461,539
Denominator:
Diluted weighted average Ordinary Shares outstanding	16,000,000	5,621,622	10,522,034	5,596,611
Diluted net income per Ordinary Share	$0.26	$0.26	$0.26	$0.26

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option was deemed to be a freestanding financial instrument indexed on the contingently redeemable Public Shares and was accounted for as a liability pursuant to ASC 480.

Warrant Instruments

The Company accounts for Warrants as either equity - classified or liability - classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Ordinary Shares and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, the Class A Ordinary Shares subject to redemption reflected in the accompanying consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,000,000	$160,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,080,000)
Proceeds allocated to the Over-Allotment Option	—	(169,119)
Class A Ordinary Shares issuance costs	—	(10,024,214)
Plus:
Accretion of carrying value to redemption value	—	16,680,349
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,000,000	164,407,016
Plus:
Accretion of carrying value to redemption value	—	6,998,961
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,000,000	$171,405,977

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) Topic 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 16,000,000 Units, which included the partial exercise of the Over-Allotment Option in the amount of 1,000,000 Option Units, at a price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $5,000,000 in the aggregate, in the Private Placement. Of those 5,000,000 Private Placement Warrants, (i) the Sponsor purchased 3,500,000 Private Placement Warrants and (ii) the Representatives purchased an aggregate of 1,500,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the Representatives, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Warrants held by the Representatives and/or their designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,060,811 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). The Founder Shares included an aggregate of up to 790,541 Class B Ordinary Shares subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full, so that the number of Founder Shares would represent 26.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. In August 2024, the Underwriters allowed the remainder of the Over - Allotment Option to expire resulting in 439,189 Founder Shares being forfeited by the Sponsor.

Pursuant to the Letter Agreement, the Sponsor and the Company’s directors and officers have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements as the Sponsor and the Company’s directors and officers with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (y) if the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024 with an excess of $887 repaid to the Sponsor. At December 31, 2024, the excess of $887 reduced the payment for the services fees pursuant to the Administrative Services Agreement (as defined below). At December 31, 2025 and 2024, the Company reported no amounts due to the Sponsor on the accompanying consolidated balance sheets and no further borrowings are permitted under the IPO Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with MCG to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on June 18, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation (the “Administrative Services Agreement”). For the year ended December 31, 2025, the Company incurred $120,000 in fees for these services. For the period from March 11, 2024 (inception) through December 31, 2024, the Company incurred $64,220 in fees for these services, which amounts are included in the accompanying consolidated statements of operations. At December 31, 2025 and 2024, the Company reported $70,000 and $0, respectively, in the accompanying consolidated balance sheets in accounts payable.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

Sponsor Loan

On May 30, 2025, the Company issued an unsecured promissory note in the aggregate principal amount of up to $300,000 to the Sponsor, for the Sponsor Loan (as amended, the “Sponsor Note”). The Sponsor Loan is interest bearing at a rate of 17.5% per annum, unsecured and due on the earliest of: (i) July 29, 2025, if the Term Sheet is terminated by us in our sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving us and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an OID of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. As of December 31, 2025 and the period from March 11, 2024 (inception) through December 31, 2024, the Company had borrowed $3,178,079 and $0, respectively, under the Sponsor Loan and reported $3,718,011 (including accrued interest) and $0, respectively, on the accompanying consolidated balance sheets.

The Company complies with the requirements of ASC 835 and reports accrued interest and the amortization of the original issue discount on the consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note “and report the loan amount and unpaid interest as “Sponsor Note” on the accompanying consolidated balance sheets. For the year ended December 31, 2025, the Company recognized $539,932 in amortized OID and accrued interest expense on the accompanying consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and (iii) warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying securities, as applicable) have registration rights to require the Company to register for resale any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated June 17, 2024, which the Company entered into with the Sponsor and the other signatories thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, the Representatives may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, the Representatives may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On June 20, 2024, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option to purchase an additional 1,000,000 Option Units, with 45 days to purchase the remaining 1,250,000 Option Units. On August 4, 2024, the remaining Over-Allotment Option expired worthless.

The Underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the Underwriters are entitled to a deferred fee of $0.40 per Unit other than Option Units, and $0.60 per Option Unit, or $6,600,000 in the aggregate (the “Deferred Fee”). The Deferred Fee is payable to the Underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of the initial Business Combination, subject to the terms of the Underwriting Agreement, dated June 17, 2024, by and between the Company and the Representatives.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 790,541 Class B Ordinary Shares subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full, so that the number of Founder Shares would represent 26.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. In August 2024, the Underwriters allowed the remainder of the Over - Allotment Option to expire resulting in 439,189 Founder Shares being forfeited by the Sponsor. As of December 31, 2025 and 2024, there were 5,621,622 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the exercises of the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

At December 31, 2025 and 2024, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares issuable upon exercise of the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the Warrant Agreement, dated November 7, 2024, that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares issuable upon exercise of the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

The Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of Class A Ordinary Shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a sub-division of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A Ordinary Shares issuable upon exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level 1 December 31,
	2025	2024
Assets:
Money market funds	$171,405,977	$164,407,016

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815. Accordingly, the Company evaluated and classified the Warrant instruments under equity treatment at their assigned values. As the Warrants were determined to be classified as equity instruments, the warrants are not periodically revalued to fair value.

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

MELAR ACQUISITION CORP. I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	December 31,	December 31,
	2025	2024
Marketable securities and cash held in Trust Account	$171,405,977	$164,407,016
Cash	$32,075	$878,254

	For the Year Ended December 31,	For the Period from March 11, 2024 (Inception) Through December 31,
	2025	2024
General and administrative costs	$1,475,992	$367,764
Dividends and interest earned on marketable securities and cash held in Trust Account	$6,998,961	$4,407,016

The CODM reviews dividends and interest earned on marketable securities and cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated June 17, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as disclosed below.

On January 23, 2026, a draft registration statement on Form S-4 was submitted to the SEC in connection with the Everli Business Combination, which includes a proxy statement to the Company’s shareholders and a prospectus for the registration of the Company securities to be issued in connection with the Everli Business Combination.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated June 17, 2024, by and between the Company and CCM and Seaport, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
2.1 +†	Agreement and Plan of Merger, dated as of July 30, 2025, by and among the Company, Merger Sub, Everli, the Sponsor and the Escrowed Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).
2.2+	First Amendment to Agreement and Plan of Merger, dated as of October 2, 2025, by and among the Company, Merger Sub, Everli, the Sponsor and the Escrowed Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025).
2.3+	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2025, by and among the Company, Merger Sub, Everli, the Sponsor and the Escrowed Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2025).
3	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-279899) filed with the SEC on May 31, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-279899) filed with the SEC on May 31, 2024).
4.3	Specimen Warrant Certificate (included on Exhibit 4.4).
4.4	Warrant Agreement, dated June 17, 2024, by and between the Company and Continental, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
4.5	Description of Registered Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025).
10.1	Promissory Note, dated March 11, 2024, issued to the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A (File No. 333-279899) filed with the SEC on June 10, 2024).
10.2	Securities Subscription Agreement, dated March 11, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A (File No. 333-279899) filed with the SEC on June 10, 2024).
10.3	Letter Agreement, dated June 17, 2024, by and among the Company, the Sponsor and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.4	Investment Management Trust Agreement, dated June 17, 2024, by and between the Company and Continental, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.5	Registration Rights Agreement, dated June 17, 2024, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.6	Private Placement Warrants Purchase Agreement, dated June 17, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.7	Private Placement Warrants Purchase Agreement, dated June 17, 2024, by and among the Company, CCM and Seaport (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.8	Administrative Services Agreement, dated June 17, 2024, by and between the Company and MCG (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.9+	Voting Agreement, dated as of July 30, 2025, by and among the Company, Everli and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).
10.10+	Lock-Up Agreement, dated as of July 30, 2025, by and among the Company, the Sponsor and Palella Holdings LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).
10.11+	Non-Competition and Non-Solicitation Agreement, dated as of July 30, 2025, by and among the Company, Everli and Palella Holdings LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).
10.12+	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.13+	Secured Promissory Note and Pledge Agreement, dated May 30, 2025, issued by Everli to the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 14, 2025).
10.14	Promissory Note, dated May 30, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 14, 2025).
10.15+	Amended and Restated Secured Promissory Note and Pledge Agreement, dated August 18, 2025, by and among the Company, Everli and a certain stockholder of Everli (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2025).
10.16	Amended and Restated Promissory Note, dated August 18, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2025).
10.17+	First Amendment to Amended and Restated Secured Promissory Note and Pledge Agreement, dated September 12, 2025, by and among the Company, Everli and a certain stockholder of Everli (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025).
10.18	First Amendment to Amended and Restated Promissory Note, dated September 12, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2025).
10.19+	Second Amendment to Amended and Restated Secured Promissory Note and Pledge Agreement, dated September 29, 2025, by and among the Company, Everli and a certain stockholder of Everli (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025) .
10.20	Second Amendment to Amended and Restated Promissory Note, dated September 29, 2025, issued to the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025).
10.21	Secured Promissory Note and Pledge Agreement, issued on October 21, 2025, by Everli Global Inc. to Melar Capital Group LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2025).
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Registration Statement on Form S-1 (File No. 333-279899) filed with the SEC on May 31, 2024).
19	Insider Trading Policies and Procedures, adopted June 18, 2024 (incorporated by reference to Exhibit 19of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Executive Compensation Clawback Policy, adopted June 18, 2024 (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-1 (File No. 333-279899) filed with the SEC on May 31, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-1 (File No. 333-279899) filed with the SEC on May 31, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
†	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We will provide a copy of such omitted materials to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026	MELAR ACQUISITION CORP. I

	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gautam Ivatury	Chief Executive Officer and Chairman	March 6, 2026
Gautam Ivatury	(Principal Executive Officer)

/s/ Edward Lifshitz	Chief Financial Officer	March 6, 2026
Edward Lifshitz	(Principal Financial and Accounting Officer)

/s/ Eric Lifshitz	Chief Operating Officer and Director	March 6, 2026
Eric Lifshitz

/s/ Dan Rosen	Director	March 6, 2026
Dan Rosen

/s/ Ken Ruggiero	Director	March 6, 2026
Ken Ruggiero

/s/ Tara Kenney	Director	March 6, 2026
Tara Kenney