Form 10-Q
period 2026-03-31
Melar Acquisition Corp. I/Cayman
filed 2026-05-14
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 16,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,621,622 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 9, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2024, which we entered into with MCG (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the consummation of the Everli Business Combination;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 20, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Melar Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $6,600,000 in the aggregate to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Escrowed Seller” are to Salvatore Palella;

●	“Everli” are to Everli Global Inc., a Nevada corporation, together with its successors;

●	“Everli Business Combination” are to the transactions contemplated by the Everli Merger Agreement and the related ancillary documents, collectively;

●	“Everli Merger Agreement” are to the Agreement and Plan of Merger, dated July 30, 2025 and as amended on October 2, 2025 and December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub (as defined below), (iii) the Sponsor (as defined below) and (iv) the Escrowed Seller, as amended by the First Everli Merger Agreement Amendment (as defined below) and the Second Everli Merger Agreement Amendment (as defined below);

●	“Everli Notes” are to the First Everli Note (as defined below) and the Second Everli Note (as defined below), together;

●	“Everli Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Everli Business Combination, which was originally submitted confidentially with the SEC on January 23, 2026;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Everli Merger Agreement Amendment” are to the First Amendment to Agreement and Plan of Merger, dated October 2, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“First Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $3,611,111 issued to us by Everli and the Pledging Stockholder (as defined below) on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025, September 29, 2025 and March 30, 2026;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 11, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 31, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279899);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Sub” are to MAC I Merger Sub Inc., a Nevada corporation and our wholly-owned subsidiary;

●	“MCG” are to Melar Capital Group LLC, an affiliate of the Sponsor;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,000,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Pledging Stockholder” are to a certain stockholder of Everli that is a party to the First Everli Note;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with CCM and Seaport, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters (as defined below);

●	“SEC” are to the U.S. Securities and Exchange Commission;

v

●	“Second Everli Merger Agreement Amendment” are to the Second Amendment to Agreement and Plan of Merger, dated December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“Second Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $7,500,000 issued to MCG by Everli on October 21, 2025;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Melar Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Sponsor Loan” are to that the unsecured loan made to us by the Sponsor in connection with the Sponsor Note (as defined below);

●	“Sponsor Note” are to the unsecured promissory note in the principal amount of up to $3,611,111 issued by us to the Sponsor on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025, September 29, 2025 and March 30, 2026;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $160,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, June 17, 2024, which we entered into with CCM and Seaport, as representatives of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated June 17, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MELAR ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$14,205	$32,075
Due from Everli	3,962,096	3,805,862
Prepaid expenses	33,560	70,852
Total current assets	4,009,861	3,908,789

Marketable securities and cash held in Trust Account	172,919,855	171,405,977
TOTAL ASSETS	$176,929,716	$175,314,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,186,019	$576,961
Due to Sponsor	75,000	—
Sponsor Loan	3,870,642	3,718,011
Total current liabilities	5,131,661	4,294,972
Deferred underwriting fee	6,600,000	6,600,000
TOTAL LIABILITIES	11,731,661	10,894,972

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 16,000,000 shares at redemption value of $10.81 and $10.71 per share at March 31, 2026 and December 31, 2025, respectively	172,919,855	171,405,977

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,000,000 shares subject to possible redemption) at March 31, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,621,622 shares issued and outstanding at March 31, 2026 and December 31, 2025	562	562
Additional paid-in capital	—	—
Accumulated deficit	(7,722,362)	(6,986,745)
TOTAL SHAREHOLDERS’ DEFICIT	(7,721,800)	(6,986,183)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$176,929,716	$175,314,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$739,221	$156,948
Loss from operations	(739,221)	(156,948)

Other income (expense):
Interest income due from Everli	156,234	—
Interest expense on Sponsor Loan	(152,631)	—
Interest on cash held in the operating account	1	207
Dividends and interest earned on marketable securities and cash held in Trust Account	1,513,878	1,736,734
Total other income, net	1,517,482	1,736,941

Net income	$778,261	$1,579,993

Weighted average redeemable Class A Ordinary Shares outstanding – basic and diluted	16,000,000	16,000,000

Net income per redeemable Class A Ordinary Share – basic and diluted	$0.04	$0.07

Weighted average non-redeemable Class B Ordinary Shares outstanding – basic and diluted	5,621,622	5,621,622

Net income per non-redeemable Class B Ordinary Share – basic and diluted	$0.04	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,621,622	$562	$—	$(6,986,745)	$(6,986,183)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,513,878)	(1,513,878)

Net income	—	—	—	—	—	778,261	778,261

Balance – March 31, 2026	—	$—	5,621,622	$562	$—	$(7,722,362)	$(7,721,800)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,621,622	$562	$—	$(5,527,214)	$(5,526,652)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,736,734)	(1,736,734)

Net income	—	—	—	—	—	1,579,993	1,579,993

Balance – March 31, 2025	—	$—	5,621,622	$562	$—	$(5,683,955)	$(5,683,393)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$778,261	$1,579,993
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned on marketable securities and cash held in Trust Account	(1,513,878)	(1,736,734)
Interest income due from Everli	(156,234)	—
Interest expense on Sponsor Loan	152,631	—
Changes in operating assets and liabilities:
Prepaid expenses	37,292	(19,985)
Accounts payable and accrued expenses	609,058	(8,416)
Net cash used in operating activities	(92,870)	(185,142)

Cash Flows from Financing Activities:
Proceeds from Sponsor Loan	75,000	—
Net cash provided by financing activities	75,000	—

Net Change in Cash	(17,870)	(185,142)
Cash – Beginning of period	32,075	878,254
Cash – End of period	$14,205	$693,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Everli Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account (as defined below) and interest income on the Everli Note (as defined below) (see Note 2).

The Company’s sponsor is Melar Acquisition Sponsor I LLC, a Delaware limited liability Company (the “Sponsor”).

On June 20, 2024, the Company consummated the initial public offering of 16,000,000 units of the Company at $10.00 per unit (the “Units”), which included the partial exercise by the several underwriters (the “Underwriters”) of their over-allotment option (the “Over-Allotment Option”) in the amount of 1,000,000 Units (the “Option Units”), at $10.00 per Unit, generating gross proceeds of $160,000,000 (the “Initial Public Offering”), which is discussed in Note 3. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,000,000 warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to (i) the Sponsor and (ii) Cohen & Company Capital Markets, a division of Cohen & Company Securities (“CCM”) and Seaport Global Securities LLC (“Seaport,” together with CCM, the “Representatives”), as representatives of the Underwriters, generating gross proceeds of $5,000,000 (the “Private Placement”), which is described in Note 4. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee (as defined below) and taxes payable, if any).

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

The Company will provide the Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of March 31, 2026, the amount of the Trust Account was approximately $10.81 per Public Share.

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

Everli Business Combination

On July 30, 2025, the Company entered into an Agreement and Plan of Merger, as amended on October 2, 2025 (as it may be further amended, supplemented and/or restated from time to time, the “Everli Merger Agreement”) with (i) MAC I Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), (ii) Everli Global Inc., a Nevada corporation (together with its successors, “Everli”), (iii) the Sponsor, in the capacity as the representative from and after the effective time of the Merger (as defined below) for the shareholders of the Company (other than the Escrowed Seller (as defined below) and his successors and assigns) in accordance with the terms and conditions of the Everli Merger Agreement, and (iv) Salvatore Palella (the “Escrowed Seller”). Pursuant to the Everli Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated thereby (the “Closing”), (a) the Company shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Nevada and domesticate as a Nevada corporation (the “Domestication”) and (b) then Merger Sub will merge with and into Everli (the “Merger” and together with the Domestication and the other transactions contemplated by the Everli Merger Agreement, the “Everli Business Combination”), with Everli continuing as the surviving entity and a wholly owned subsidiary of the Company, with Everli’s equity holders receiving shares of common stock of the Company and with certain stockholders of Everli receiving super-voting stock of the Company in exchange for their existing super-voting stock of Everli. The pre-money equity value of Everli in the Everli Business Combination is $180 million (subject to increase for certain financings consummated by Everli prior to the Closing). For more information regarding the Everli Business Combination, refer to the Company’s Current Reports on Form 8-K filed with the SEC on July 31, 2025, August 5, 2025, October 3, 2025, October 24, 2025, December 8, 2025 and January 29, 2026 and the other filings the Company and Everli may make from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $14,205 in its operating bank account and a working capital deficit of $1,121,800.

The Company has until June 20, 2026, to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The working capital deficit and the expectation of significant future costs raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 9, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MAC I Merger Sub Inc. All intercompany transactions have been eliminated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed consolidated financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses at the date of the accompanying unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $14,205 and $32,075 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Marketable Securities and Cash Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds that were invested in Treasury securities. The Company accounts for its marketable securities as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the accompanying unaudited condensed consolidated balance sheets. Trading securities are presented on the accompanying unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying unaudited consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Everli Notes

On May 30, 2025, the Company entered into a secured promissory note and pledge agreement (the “First Everli Note”) with Everli and a certain stockholder of Everli (the “Pledging Stockholder”) for a principal amount of up to $300,000. The First Everli Note bore interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral. The principal and accrued interest of the First Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet (as defined in the First Everli Note) was terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving the Company and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

On August 18, 2025, the First Everli Note was amended and restated to, among other things, amend the principal amount of the First Everli Note to $1,000,000, including an original issue discount (an “OID”) of ten percent (10%). On September 12, 2025, the First Everli Note was amended by the first amendment to increase the principal amount to up to $1,250,000. On September 29, 2025, the First Everli Note was amended by the second amendment to increase the principal amount to up to $3,250,000. On March 30, 2026, the First Everli Note was amended by the third amendment to increase the principal amount to up to $3,611,111.

On October 21, 2025, Everli entered into a secured promissory note and pledge agreement in the principal amount of up to $7,500,000 issued to Melar Capital Group LLC, an affiliate of the Sponsor (“MCG”), by Everli (the “Second Everli Note,” and together with the First Everli Note, the “Everli Notes”) for the aggregate principal amount of $7,500,000, which includes a $750,000 OID. The Second Everli Note bears interest at 17.5% per annum and is secured by the assets of Everli and its subsidiaries. The principal under the Everli Notes satisfied the $10,000,000 Bridge Financing (as defined in the Everli Merger Agreement) requirement as provided in the Everli Merger Agreement. The principal and accrued interest of the Second Everli Note shall be due and payable on the twelfth-month anniversary of the issuance date of the note. MCG has a right to convert any outstanding balance under the Second Everli Note into fully paid and nonassessable shares of Melar’s Class A Common Stock at a rate set forth in the Second Everli Note at any time or times on or after the Everli Business Combination. The Company is a signatory to the Second Everli Note to acknowledge, among other things, the conversion right and the parity of the security interest granted under the First Everli Note and the security interest granted under the Second Everli Note. The Second Everli Note creates no direct financial obligation or an off-balance sheet arrangement for us.

As of March 31, 2026 and December 31, 2025, Everli had borrowed $3,250,000 (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance (including interest) of $3,962,096 and $3,805,862, respectively, on the accompanying unaudited condensed consolidated balance sheets.

The Company complies with the requirements of FASB ASC Topic 835, “Interest,” (“ASC 835”) and reports accrued interest and the amortization of the original issue discounts on the accompanying unaudited consolidated statements of operations as “interest due from Everli” and reports the loan amount and unpaid interest as “due from Everli” on the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized $156,234 and $0, respectively, in amortized OID and accrued interest on the accompanying unaudited consolidated statements of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to its short-term nature.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, (i) the Class A Ordinary Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 5,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Class A	Class B	Class A	Class B
	Shares	Shares	Shares	Shares
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$575,913	$202,348	$1,169,195	$410,798
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	16,000,000	5,621,622	16,000,000	5,621,622
Basic and diluted net income per Ordinary Share	$0.04	$0.04	$0.07	$0.07

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option was deemed to be a freestanding financial instrument indexed on the contingently redeemable Public Shares and was accounted for as a liability pursuant to ASC 480.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying unaudited condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,000,000	$164,407,016
Plus:
Accretion of carrying value to redemption value	—	6,998,961
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,000,000	171,405,977
Plus:
Accretion of carrying value to redemption value	—	1,513,878
Class A Ordinary Shares subject to possible redemption, March 31, 2026	16,000,000	$172,919,855

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 11, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,060,811 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). The Founder Shares included an aggregate of up to 790,541 Class B Ordinary Shares subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full, so that the number of Founder Shares would represent 26.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. In August 2024, the Underwriters allowed the remainder of the Over-Allotment Option to expire resulting in 439,189 Founder Shares being forfeited by the Sponsor.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024. At March 31, 2026 and December 31, 2025, the Company reported no amounts due to the Sponsor on the accompanying unaudited condensed consolidated balance sheets and no further borrowings are permitted under the IPO Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with MCG to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on June 18, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation (the “Administrative Services Agreement”). For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 in fees for these services. At March 31, 2026 and December 31, 2025, the Company reported $100,000 and $70,000, respectively, in the accompanying unaudited condensed consolidated balance sheets in accounts payable and accrued liabilities.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an OID of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. On March 30, 2026, the Sponsor Note was further amended to increase the principal amount to up to $3,611,111. As of March 31, 2026 and December 31, 2025, the Company had borrowed $3,178,079 under the Sponsor Loan and reported $3,870,642 and $3,718,011, respectively (including accrued interest), on the accompanying unaudited condensed consolidated balance sheets.

The Company complies with the requirements of ASC 835 and reports accrued interest and the amortization of the original issue discount on the unaudited consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note “and report the loan amount and unpaid interest as “Sponsor Note” on the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized $152,631 and $0, respectively, in amortized OID and accrued interest expense on the accompanying unaudited consolidated statements of operations.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding 16,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 790,541 Class B Ordinary Shares subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full, so that the number of Founder Shares would represent 26.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. In August 2024, the Underwriters allowed the remainder of the Over-Allotment Option to expire resulting in 439,189 Founder Shares being forfeited by the Sponsor. As of March 31, 2026 and December 31, 2025, there were 5,621,622 Class B Ordinary Shares issued and outstanding.

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

Warrants

At March 31, 2026 and December 31, 2025, there were 13,000,000 warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level 1
	March 31,	December 31,
	2026	2025
Assets:
Marketable securities and cash held in Trust Account	$172,919,855	$171,405,977

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Marketable securities and cash held in Trust Account	$172,919,855	$171,405,977
Cash	$14,205	$32,075

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$739,221	$156,948
Dividends and interest earned on marketable securities and cash held in Trust Account	$1,513,878	$1,736,734

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

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements other than as disclosed below.

On May 8, 2026, the Company entered into an intercreditor agreement (the “Intercreditor Agreement”) with MCG (together with the Company, collectively and individually, the “Melar Lender”), YA II PN, Ltd., a Cayman Islands exempt limited company (the “YA Lender”), Everli, Escrowed Seller and the Pledging Stockholder.

The Intercreditor Agreement governs the respective rights, priorities and obligations of the Melar Lender and the YA Lender with respect to all indebtedness, liabilities and obligations of Everli, its subsidiaries, the Pledging Stockholder, Escrowed Seller, and certain other guarantors and pledgors under the applicable loan documents, owed to the Melar Lender and the YA Lender under certain promissory notes issued by Everli to each of the Melar Lender and the YA Lender (collectively, the “Lender Indebtedness”), and the related guarantees and security interests.

Pursuant to the Intercreditor Agreement, the Melar Lender and the YA Lender have agreed that the indebtedness evidenced by promissory notes issued to the Melar Lender and the promissory notes issued to the YA Lender shall rank pari passu in right of payment and security, without preference or priority of any kind, such that each lender is entitled to share equally and ratably in any payments, proceeds or recoveries with respect thereto. In furtherance of this arrangement, the Intercreditor Agreement provides that all principal payments, prepayments, and other distributions made by or on behalf of Everli in respect of the Lender Indebtedness shall be applied and distributed to the Melar Lender and the YA Lender on a pro rata basis in accordance with the outstanding amounts owed to each such lender. Payments of accrued interest, fees or premiums under the terms of the promissory notes, attorneys fees and expenses and the conversion amount of outstanding loans and certain other specified items are excluded from the allocation of pari passu payments. Everli is also required to provide prior written notice to both lenders, at least three (3) business days in advance, of any intended principal payment.

The Intercreditor Agreement provides that the Melar Lender and the YA Lender will share, on an equal and pari passu basis, a first-priority, perfected security interest in Everli’s collateral which consists of substantially all assets of Everli and its subsidiaries, and Everli may not grant a lien to one lender without granting a substantially similar lien to the other, subject to customary exceptions. Each lender has also consented to the other’s loan documents and agreed that such arrangements do not constitute a default under its own financing agreements.

In addition, the Intercreditor Agreement establishes a bailment structure pursuant to which, upon the YA Lender funding at least $5,000,000, the Melar Lender will transfer possession of certain pledged collateral to the YA Lender to hold as bailee for both lenders. The Intercreditor Agreement further provides for coordination between the lenders in the event of bankruptcy or insolvency proceedings, including waivers of certain rights, to ensure an orderly and equitable distribution of proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

On January 23, 2026, a draft of the Everli Registration Statement was submitted to the SEC, which was further amended. The Everli Registration Statement includes a proxy statement to our shareholders and a prospectus for the registration of our securities to be issued in connection with the Everli Business Combination.

For a full description of the Everli Merger Agreement and the proposed Everli Business Combination, please see Item 1. “Business” of our 2025 Annual Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $778,261, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $1,513,878, interest due from Everli of $156,234 and interest on cash held in the operating account of $1, partially offset by general and administrative costs of $739,221 and interest expense on the Sponsor Loan of $152,631.

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

For the three months ended March 31, 2026, cash used in operating activities was $92,870. Net income of $778,261 was adjusted for dividends and interest earned on marketable securities and cash held in the Trust Account of $1,513,878, interest due from Everli of $156,234 and interest due on Sponsor Loan of $152,631. Changes in operating assets and liabilities provided $646,350 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $185,142. Net income of $1,579,993 was affected by dividend and interest earned on marketable securities and cash held in the Trust Account of $1,736,734. Changes in operating assets and liabilities used $28,401 of cash for operating activities.

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $172,919,855 and $171,405,977, respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $14,205 and $32,075, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) loans pursuant to the IPO Promissory Note and Sponsor Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Promissory Notes

IPO Promissory Note

Prior to the closing of our Initial Public Offering, on March 11, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2024 or the completion of our Initial Public Offering. The loan of $249,389 was fully repaid upon the consummation of our Initial Public Offering on June 20, 2024. No additional borrowing is available under the IPO Promissory Note.

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

On August 18, 2025, the First Everli Note was amended and restated to, among other things, amend the principal amount of the First Everli Note up to $1,000,000, including an OID of ten percent (10%). On September 12, 2025, the First Everli Note was amended by the first amendment to increase the principal amount to up to $1,250,000. On September 29, 2025, the First Everli Note was amended by the second amendment to increase the principal amount to up to $3,250,000. On March 30, 2026, the First Everli Note was amended by the third amendment to increase the principal amount to up to $3,611,111.

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

As of March 31, 2026 and December 31, 2025, Everli had borrowed $3,250,000 (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance (including interest) of $3,962,096 and $3,805,862, reflected on the unaudited condensed consolidated balance sheets included elsewhere in this Report.

We comply with the requirements of FASB ASC Topic 835, “Interest” (“ASC 835”) and report accrued interest and the amortization of the original issue discounts on the unaudited consolidated statements of operations included elsewhere in this Report as “interest due from Everli” and report the loan amount and unpaid interest as “due from Everli” on the unaudited condensed consolidated balance sheets included elsewhere in this Report. For the three months ended March 31, 2026 and 2025, the Company recognized $156,234 and $0, respectively, in amortized OID and accrued interest on the accompanying unaudited consolidated statements of operations.

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

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. On March 30, 2026, the Sponsor Note was further amended to increase the principal amount to up to $3,611,111. As of March 31, 2026 and December 31, 2025, we had borrowed $3,178,079 under the Sponsor Loan and reported $3,870,642 and $3,718,011 (including interest), on the unaudited condensed consolidated balance sheets included elsewhere in this Report.

We comply with the requirements of ASC 835 and report accrued interest and the amortization of the original issue discount on the unaudited consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note” and report the loan amount and unpaid interest as “Sponsor Note” on the unaudited condensed consolidated balance sheets included elsewhere in this Report. For the three months ended March 31, 2026 and 2025, we recognized $152,631 and $0, respectively, in amortized original issue discount and accrued interest expense on the unaudited consolidated statements of operations included elsewhere in this Report.

Intercreditor Agreement

On May 8, 2026, we entered into the Intercreditor Agreement with MCG, YA Lender, Everli, Escrowed Seller and the Pledging Stockholder.

The Intercreditor Agreement governs the respective rights, priorities and obligations of the Melar Lender and the YA Lender with respect to all indebtedness, liabilities and obligations of Everli, its subsidiaries, the Pledging Stockholder, Escrowed Seller, and certain other guarantors and pledgors under the applicable loan documents, owed to the Melar Lender and the YA Lender under certain promissory notes issued by Everli to each of the Melar Lender and the YA Lender, and the related guarantees and security interests.

Pursuant to the Intercreditor Agreement, the Melar Lender and the YA Lender have agreed that the indebtedness evidenced by promissory notes issued to the Melar Lender and the promissory notes issued to the YA Lender shall rank pari passu in right of payment and security, without preference or priority of any kind, such that each lender is entitled to share equally and ratably in any payments, proceeds or recoveries with respect thereto. In furtherance of this arrangement, the Intercreditor Agreement provides that all principal payments, prepayments, and other distributions made by or on behalf of Everli in respect of the Lender Indebtedness shall be applied and distributed to the Melar Lender and the YA Lender on a pro rata basis in accordance with the outstanding amounts owed to each such lender. Payments of accrued interest, fees or premiums under the terms of the promissory notes, attorneys fees and expenses and the conversion amount of outstanding loans and certain other specified items are excluded from the allocation of pari passu payments. Everli is also required to provide prior written notice to both lenders, at least three (3) business days in advance, of any intended principal payment.

The Intercreditor Agreement provides that the Melar Lender and the YA Lender will share, on an equal and pari passu basis, a first-priority, perfected security interest in Everli’s collateral which consists of substantially all assets of Everli and its subsidiaries, and Everli may not grant a lien to one lender without granting a substantially similar lien to the other, subject to customary exceptions. Each lender has also consented to the other’s loan documents and agreed that such arrangements do not constitute a default under its own financing agreements.

In addition, the Intercreditor Agreement establishes a bailment structure pursuant to which, upon the YA Lender funding at least $5,000,000, the Melar Lender will transfer possession of certain pledged collateral to the YA Lender to hold as bailee for both lenders. The Intercreditor Agreement further provides for coordination between the lenders in the event of bankruptcy or insolvency proceedings, including waivers of certain rights, to ensure an orderly and equitable distribution of proceeds.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

We have until June 20, 2026, to consummate an initial Business Combination (assuming no extensions). If we do not complete a Business Combination within the Combination Period, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. The working capital deficit and the expectation of significant future costs raise substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 18, 2024, and until the completion of our Business Combination or liquidation, we reimburse MCG, an affiliate of the Sponsor, $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026 and 2025, we incurred $30,000 in fees for these services. At March 31, 2026 and December 31, 2025, we reported $100,000 and $70,000, respectively, in the accompanying unaudited condensed consolidated balance sheets in accounts payable and accrued liabilities.

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, the section titled “Risk Factors” contained in our IPO Registration Statement and 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before June 20, 2026, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Warrants Purchase Agreements and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1†	Third Amendment to Amended and Restated Secured Promissory Note and Pledge Agreement, dated as of March 30, 2026, by and among Melar Acquisition Corp. I, Everli Global Inc. and a certain stockholder of Everli Global Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 2, 2026)
10.2	Third Amendment to Amended and Restated Promissory Note, issued on March 30, 2026, by Melar Acquisition Corp. I. to Melar Acquisition Sponsor I LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on April 2, 2026)
10.3+†	Intercreditor Agreement, dated as of May 8, 2026, by and among Melar Acquisition Corp. I, Melar Capital Group LLC, YA II PN, Ltd., Everli Global Inc., Salvatore Palella, and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 of the Current Report filed by the Company on May 14, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Melar will provide a copy of such omitted materials to the SEC or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELAR ACQUISITION CORP. I

Date: May 14, 2026	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)