Form 10-Q
period 2026-06-30
Melar Acquisition Corp. I/Cayman
filed 2026-08-13
CIK 2016221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 9,545,544 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

MELAR ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 9, 2026;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2024, which we entered into with MCG (as defined below);

●	“Agile Collateral Agent” are to Agile Capital Funding, LLC, a New York limited liability company, in its capacity as collateral agent;

●	“Agile Intercreditor Agreement” are to the intercreditor agreement entered into by the Melar Lender with Agile Collateral Agent, Agile Lender (as defined below), YA Lender (as defined below), and which was acknowledged by Everli (as defined below), for itself and on behalf of its subsidiaries, Salvatore Palella, and Palella Holdings, LLC, a Delaware limited liability company;

●	“Agile Lender” are to Agile Lending, LLC, a Virginia limited liability company;

●	“Agile Parties” are to Agile Collateral Agent and Agile Lender, collectively;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the consummation of the Everli Business Combination;

●	“Combination Period” are to (i) the 30-month period, from the closing of the Initial Public Offering (as defined below) to December 20, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Melar Acquisition Corp. I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of $6,600,000 in the aggregate to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Escrowed Seller” are to Salvatore Palella;

●	“Everli” are to Everli Global Inc., a Nevada corporation, together with its successors;

●	“Everli Business Combination” are to the transactions contemplated by the Everli Merger Agreement and the related ancillary documents, collectively;

●	“Everli Merger Agreement” are to the Agreement and Plan of Merger, dated July 30, 2025 and as amended on October 2, 2025 and December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub (as defined below), (iii) the Sponsor (as defined below) and (iv) the Escrowed Seller, as amended by the First Everli Merger Agreement Amendment (as defined below) and the Second Everli Merger Agreement Amendment (as defined below);

●	“Everli Notes” are to the First Everli Note (as defined below) and the Second Everli Note (as defined below), together;

●	“Everli Registration Statement” are to the Registration Statement on Form S-4, which includes a proxy statement/prospectus, in connection with the Everli Business Combination, which was originally submitted confidentially with the SEC on January 23, 2026;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Everli Merger Agreement Amendment” are to the First Amendment to Agreement and Plan of Merger, dated October 2, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“First Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $3,611,111 issued to us by Everli and the Pledging Stockholder (as defined below) on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025, September 29, 2025 and March 30, 2026;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on March 11, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 31, 2024, as amended, and declared effective on June 17, 2024 (File No. 333-279899);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“MCG” are to Melar Capital Group LLC, an affiliate of the Sponsor;

●	“Melar Lender” are to MCG and the Company, together;

●	“Merger Sub” are to MAC I Merger Sub Inc., a Nevada corporation and our wholly-owned subsidiary;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 1,000,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Pledging Stockholder” are to a certain stockholder of Everli that is a party to the First Everli Note;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 17, 2024, which we entered into with CCM and Seaport, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters (as defined below);

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Everli Merger Agreement Amendment” are to the Second Amendment to Agreement and Plan of Merger, dated December 8, 2025, we entered into with (i) Everli, (ii) Merger Sub, (iii) the Sponsor and (iv) the Escrowed Seller;

●	“Second Everli Note” are to the secured promissory note and pledge agreement in the principal amount of up to $7,500,000 issued to MCG by Everli on October 21, 2025;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Senior Creditors” are to the Melar Lender and the YA Lender (as defined below), collectively;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Melar Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Sponsor Loan” are to that the unsecured loan made to us by the Sponsor in connection with the Sponsor Note (as defined below);

●	“Sponsor Note” are to the unsecured promissory note in the principal amount of up to $3,611,111 issued by us to the Sponsor on May 30, 2025, as amended and restated on August 18, 2025, and further amended on September 12, 2025, September 29, 2025 and March 30, 2026;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $160,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, June 17, 2024, which we entered into with CCM and Seaport, as representatives of the Underwriters;

v

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated June 17, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us;

●	“YA Lender” are to YA II PN, Ltd., a Cayman Islands exempt limited company; and

●	“Yorkville Intercreditor Agreement” are to the intercreditor agreement entered into by Melar Lender with the YA Lender, Everli, for itself and on behalf of its subsidiaries, Salvatore Palella, and Palella Holdings LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MELAR ACQUISITION CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	June 30,
	2026	December 31,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$2,068	$32,075
Due from Everli	4,120,066	3,805,862
Prepaid expenses	27,910	70,852
Total current assets	4,150,044	3,908,789

Marketable securities and cash held in Trust Account	42,874,392	171,405,977
TOTAL ASSETS	$47,024,436	$175,314,766

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,576,929	$576,961
Working Capital Loan - related party	230,837	—
Sponsor Loan	4,109,133	3,718,011
Total current liabilities	5,916,899	4,294,972
Deferred Fee	1,714,976	6,600,000
TOTAL LIABILITIES	7,631,875	10,894,972

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A Ordinary Shares subject to possible redemption, 3,923,923 and 16,000,000 shares at redemption value of $10.93 and $10.71 per share at June 30, 2026 and December 31, 2025, respectively	42,874,392	171,405,977

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 5,621,621 and 0 issued and outstanding (excluding 3,923,923 and 16,000,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	562	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,621,622 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	562
Additional paid-in capital	—	—
Accumulated deficit	(3,482,393)	(6,986,745)
TOTAL SHAREHOLDERS’ DEFICIT	(3,481,831)	(6,986,183)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$47,024,436	$175,314,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$628,701	$233,288	$1,367,922	$390,236
Loss from operations	(628,701)	(233,288)	(1,367,922)	(390,236)

Other income (expense):
Interest income due from Everli	157,970	2,540	314,204	2,540
Interest expense on Working Capital Loan	(7,758)	—	(7,758)	—
Interest expense on Sponsor Loan	(166,570)	(109)	(319,201)	(109)
Interest on cash held in the operating account	4	169	5	376
Dividends and interest earned on marketable securities and cash held in Trust Account	1,365,225	1,786,926	2,879,103	3,523,660
Total other income, net	1,348,871	1,789,526	2,866,353	3,526,467

Net income	$720,170	$1,556,238	$1,498,431	$3,136,231

Weighted average redeemable Class A Ordinary Shares outstanding – basic and diluted	14,009,438	16,000,000	14,999,220	16,000,000

Net income per redeemable Class A Ordinary Share – basic and diluted	$0.04	$0.07	$0.07	$0.15

Weighted average non-redeemable Class A Ordinary Shares and Class B Ordinary Shares outstanding – basic and diluted	5,621,622	5,621,622	5,621,622	5,621,622

Net income per non-redeemable Class A Ordinary Share and Class B Ordinary Share – basic and diluted	$0.04	$0.07	$0.07	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	5,621,622	$562	$—	$(6,986,745)	$(6,986,183)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,513,878)	(1,513,878)

Net income	—	—	—	—	—	778,261	778,261

Balance – March 31, 2026	—	—	5,621,622	562	—	(7,722,362)	(7,721,800)

Conversion of Class B Ordinary Shares to Class A Ordinary Shares	5,621,621	562	(5,621,621)	(562)	—	—	—

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(78,478)	3,451,130	3,372,652

Reversal of allocated value of transaction costs to Public Warrants and Private Placement Warrants	—	—	—	—	—	68,669	68,669

Capital contribution from Everli for Trust extension	—	—	—	—	78,478	—	78,478

Net income	—	—	—	—	—	720,170	720,170

Balance – June 30, 2026	5,621,621	$562	1	$—	$—	$(3,482,393)	$(3,481,831)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	5,621,622	$562	$—	$(5,527,214)	$(5,526,652)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,736,734)	(1,736,734)

Net income	—	—	—	—	—	1,579,993	1,579,993

Balance – March 31, 2025	—	—	5,621,622	562	—	(5,683,955)	(5,683,393)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,786,926)	(1,786,926)

Net income	—	—	—	—	—	1,556,238	1,556,238

Balance – June 30, 2025	—	$—	5,621,622	$562	$—	$(5,914,643)	$(5,914,081)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$1,498,431	$3,136,231
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities and cash held in Trust Account	(2,879,103)	(3,523,660)
Interest due from Everli	(314,204)	(2,540)
Interest expense on Working Capital loan	7,758	—
Interest expense on Sponsor Loan	319,201	109
Changes in operating assets and liabilities:
Prepaid expenses	42,942	45,083
Accounts payable and accrued expenses	999,968	22,328
Net cash used in operating activities	(325,007)	(322,449)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	131,489,166	—
Payment of invoices on behalf of Everli	—	(228,079)
Net cash provided by (used in) investing activities	131,489,166	(228,079)

Cash Flows from Financing Activities:
Redemption of Class A Ordinary Shares	(131,489,166)	—
Proceeds from Working Capital Loan	223,079	—
Proceeds from Sponsor Loan	71,921	228,079
Net cash (used in) provided by financing activities	(131,194,166)	228,079

Net Change in Cash	(30,007)	(322,449)
Cash – Beginning of period	32,075	878,254
Cash – End of period	$2,068	$555,805

Non-Cash investing and financing activities:
Capital contribution from Everli for Trust extension	$78,478	$—
Reduction of Deferred Fee payable	$4,885,024	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 11, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Everli Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account (as defined below) and interest income on the Everli Note (as defined below) (see Note 2).

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Except with respect to dividends and interest earned on the funds held in the Trust Account that may be released to the Company for taxes payable, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by December 20, 2026 (as may be further extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to extend the date by which the Company must consummate an initial Business Combination) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”)), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations of applicable law and the Amended and Restated Articles. As of June 30, 2026, the amount of the Trust Account was approximately $10.93 per Public Share.

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Shareholders Meeting

On June 16, 2026, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “June 2026 Meeting”). At the June 2026 Meeting, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Articles to extend the end of the Combination Period on a monthly basis up to six (6) times, from June 20, 2026 through December 20, 2026, or such earlier date as determined by the Company’s board of directors (“Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, the holders of 12,076,077 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $131.5 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there are 3,923,923 Public Shares issued and outstanding.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Trust Account Contribution

In association with the approval of the Extension Amendment Proposal, the Sponsor or its designee has agreed to contribute to the Trust Account on a monthly basis the lesser of (x) $80,000 or (y) $0.02 for each Public Share that is not redeemed. Based on the 3,923,923 Public Shares that remain outstanding after the Meeting Redemptions, the monthly contribution amount is $78,478.46. In association with the Extension Amendment Proposal, as of the date of this filing, the Company’s designee, Everli (as defined below), has deposited $78,478 to extend the Combination Period to August 20, 2026.

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

Working Capital Loan

On June 11, 2026, the Company issued a promissory note (the “WCL Note”) in the aggregate principal amount of up to $1,500,000 to the Sponsor for working capital purposes (the “Working Capital Loan”). The Working Capital Loan is interest bearing at 17.5% per annum and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of liquidation of the Company. If, prior to the Business Combination, the principal balance of the Working Capital Loan has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,500,000 of the unpaid principal amount of the Working Capital Loan may be converted into warrants of the Company (the “Conversion Warrant”) to purchase Class A Ordinary Shares at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Warrants issued by the Company in the Private Placement. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Working Capital Loan.

The embedded conversion option was analyzed for its accounting implications. As such, management determined the embedded conversion feature was not required to be bifurcated.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Founder Shares Conversion

On June 11, 2026, the Company issued an aggregate of 5,621,621 Class A Ordinary Shares to the Sponsor upon the conversion (the “Founder Shares Conversion”) of an equal number of Class B Ordinary Shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Founder Shares Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Founder Shares Conversion, including, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $2,068 in its operating bank account and a working capital deficit of $1,766,855.

The Company has until December 20, 2026 to consummate the initial Business Combination (assuming no further extensions). If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 9, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MAC I Merger Sub Inc. All intercompany transactions have been eliminated.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,068 and $32,075 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities and Cash Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds that were invested in Treasury securities. The Company accounts for its marketable securities as trading securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the accompanying condensed consolidated balance sheets. Trading securities are presented on the accompanying condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends and interest earned on marketable securities and cash held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Everli Notes

On May 30, 2025, the Company entered into a secured promissory note and pledge agreement (the “First Everli Note”) with Everli and a certain stockholder of Everli (the “Pledging Stockholder”) for a principal amount of up to $300,000. The First Everli Note bears interest at an annual compounded rate of 17.5% and was secured by a continuing security interest in all of Everli’s and its subsidiaries’ property and assets, and a pledge of equity interests by the Pledging Stockholder as collateral. The principal and accrued interest of the First Everli Note was due and payable on the earliest of: (i) July 29, 2025, if the Term Sheet (as defined in the First Everli Note) was terminated by the Company in its sole discretion; (ii) five (5) business days after any other termination of the Term Sheet in accordance with the terms thereof; (iii) five (5) business days after the termination of a definitive agreement for a Business Combination transaction involving the Company and Everli; and (iv) five (5) business days after Everli’s receipt of at least an aggregate of $5,000,000 in proceeds under a $10 million senior secured convertible loan as contemplated under the Term Sheet.

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

As of June 30, 2026 and December 31, 2025, Everli had borrowed $3,250,000 (via cash borrowings and the payment of multiple invoices by the Company for Everli), under the First Everli Note, as amended, and had an outstanding balance (including interest) of $4,120,066 and $3,805,862, respectively, on the accompanying condensed consolidated balance sheets.

The Company complies with the requirements of FASB ASC Topic 835, “Interest,” (“ASC 835”) and reports accrued interest and the amortization of the original issue discounts on the accompanying unaudited condensed consolidated statements of operations as “interest due from Everli” and reports the loan amount and unpaid interest as “due from Everli” on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized $157,970 and $314,204, respectively, in amortized OID and accrued interest on the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized $2,540 in accrued interest on the accompanying unaudited condensed consolidated statements of operations.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Warrants, using the relative fair value method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to its short-term nature.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, (i) redeemable Class A Ordinary Shares and (ii) non-redeemable Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering, 1,500,000 Conversion Warrants that may be issued upon conversion of the Working Capital Loan or the Private Placement to purchase an aggregate of 5,000,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value. At June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
		Non-Redeemable		Non-Redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$513,939	$206,231	$1,089,931	$408,500
Denominator:
Weighted average Ordinary Shares outstanding	14,009,438	5,621,622	14,999,220	5,621,622
Basic and diluted net income per Ordinary Share	$0.04	$0.04	$0.07	$0.07

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
		Non-Redeemable		Non-Redeemable
	Redeemable Class A	Class A and Class B	Redeemable Class A	Class A and Class B
Basic and diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,151,616	$404,622	$2,320,811	$815,420
Denominator:
Weighted average Ordinary Shares outstanding	16,000,000	5,621,622	16,000,000	5,621,622
Basic and diluted net income per Ordinary Share	$0.07	$0.07	$0.15	$0.15

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Over-Allotment Option was deemed to be a freestanding financial instrument indexed on the contingently redeemable Public Shares and was accounted for as a liability pursuant to ASC 480.

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital (to the extent available) and an accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,000,000	$164,407,016
Plus:
Accretion of carrying value to redemption value	—	6,998,961
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,000,000	171,405,977
Plus:
Accretion of carrying value to redemption value	—	1,513,878
Class A Ordinary Shares subject to possible redemption, March 31, 2026	16,000,000	172,919,855
Less:
Redemptions	(12,076,077)	(131,489,166)
Accretion of carrying value to redemption value	—	(3,372,652)
Plus:
Class A Ordinary Shares issuance costs	—	4,816,355
Class A Ordinary Shares subject to possible redemption, June 30, 2026	3,923,923	$42,874,392

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The outstanding balance of $249,389 was repaid at the closing of the Initial Public Offering on June 20, 2024. At June 30, 2026 and December 31, 2025, the Company reported no amounts due to the Sponsor on the accompanying condensed consolidated balance sheets and no further borrowings are permitted under the IPO Promissory Note.

Administrative Services Agreement

The Company entered into an agreement with MCG to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support services commencing on June 18, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation (the “Administrative Services Agreement”). For the three and six months ended June 30, 2026 and 2025, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2026 and December 31, 2025, the Company reported $90,000 and $30,000, respectively, for these services in the accompanying condensed consolidated balance sheets in accounts payable and accrued liabilities.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Related Party Loans

Working Capital Loan

On June 11, 2026, the Company issued the WCL Note in the aggregate principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is interest bearing at 17.5% per annum and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of liquidation of the Company. If, prior to the Business Combination, the principal balance of the Working Capital Loan has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,500,000 of the unpaid principal amount of the Working Capital Loan may be converted into Conversion Warrants to purchase Class A Ordinary Shares at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Warrants issued by the Company in the Private Placement that took place simultaneously with the Initial Public Offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Working Capital Loan. As of June 30, 2026 and December 31, 2025, the Company had an outstanding principal of $223,079 and $0, respectively, under the Working Capital Loan and, as of June 30, 2026 and December 31, 2025, reported $230,837 and $0, respectively, including accrued interest, on the accompanying condensed consolidated balance sheets as Working Capital Loan - related party.

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

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an OID of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. On March 30, 2026, the Sponsor Note was further amended to increase the principal amount to up to $3,611,111. As of June 30, 2026 and December 31, 2025, the Company had borrowed $3,250,000 and $3,178,079, respectively, under the Sponsor Loan and reported $4,109,133 and $3,718,011, respectively (including accrued interest), on the accompanying condensed consolidated balance sheets.

The Company complies with the requirements of ASC 835 and reports accrued interest and the amortization of the original issue discount on the unaudited condensed consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note “and report the loan amount and unpaid interest as “Sponsor Note” on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized $166,570 and $319,201, respectively, in amortized OID and accrued interest expense on the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company had incurred $109 in interest, reported as interest expense on Sponsor Loan.

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Underwriters were paid a cash underwriting discount of $0.20 per Unit (excluding any Units sold pursuant to the Over-Allotment Option), or $3,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the Underwriters are entitled to a deferred fee of $0.40 per Unit other than Option Units, and $0.60 per Option Unit, or $6,600,000 in the aggregate (the “Deferred Fee”). The Deferred Fee is payable to the Underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination, subject to the terms of the Underwriting Agreement. In connection with redemptions by holders of Public Shares in association with the June 2026 Meeting, $131,489,166 was removed from the Trust Account and the related Deferred Fee was reduced by $4,885,024. At June 30, 2026 and December 31, 2025, the Company reported $1,714,976 and $6,600,000 on the accompanying condensed consolidated balance sheets as the Deferred Fee.

NOTE 7. SHAREHOLDERS’ DEFICIT

On June 11, 2026, the Company issued an aggregate of 5,621,621 Class A Ordinary Shares to the Sponsor upon Founder Shares Conversion of an equal number of Class B Ordinary Shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Founder Shares Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Founder Shares Conversion, including, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 5,621,621 and 0, respectively, Class A Ordinary Shares issued and outstanding, excluding 3,923,923 and 16,000,000 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On March 11, 2024, the Company issued 6,060,811 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.004 per share. The Founder Shares included an aggregate of up to 790,541 Class B Ordinary Shares subject to forfeiture to the extent that the Over-Allotment Option was not exercised in full, so that the number of Founder Shares would represent 26.0% of the issued and outstanding Ordinary Shares after the Initial Public Offering. In August 2024, the Underwriters allowed the remainder of the Over-Allotment Option to expire resulting in 439,189 Founder Shares being forfeited by the Sponsor. As of June 30, 2026 and December 31, 2025, there were 1 and 5,621,622, respectively, Class B Ordinary Shares issued and outstanding.

The remaining Founder Share will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares (including the Class A Ordinary Shares issued on the Founder Shares Conversion) will equal, in the aggregate, 26% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the exercises of the Over-Allotment Option and excluding the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrants

At June 30, 2026 and December 31, 2025, there were 13,000,000 Warrants outstanding, including 8,000,000 Public Warrants and 5,000,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the Warrant Agreement, dated June 17, 2024, that the Company entered into with Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level 1
	June 30,	December 31,
	2026	2025
Assets:
Marketable securities and cash held in Trust Account	$42,874,392	$171,405,977

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Marketable securities and cash held in Trust Account	$42,874,392	$171,405,977
Cash	$2,068	$32,075

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$628,701	$233,288	$1,367,922	$390,236
Dividends and interest earned on marketable securities and cash held in Trust Account	$1,365,225	$1,786,926	$2,879,103	$3,523,660

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

MELAR ACQUISITION CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying unaudited condensed consolidated statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed consolidated balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On July 24, 2026, Everli deposited $78,478 in the Trust Account to extend the Combination Period to August 20, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have until December 20, 2026 (as extended and discussed below), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Shareholder Meeting

On June 16, 2026, we held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “June 2026 Meeting”). At the June 2026 Meeting, our shareholders approved, among other things, an amendment to our Amended and Restated Articles to extend the end of the Combination Period on a monthly basis up to six (6) times, from June 20, 2026 through December 20, 2026, or such earlier date as determined by the Board (the “Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, the holders of 12,076,077 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $131.5 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there were 3,923,923 Public Shares issued and outstanding.

Trust Account Contribution

In association with the approval of the Extension Amendment Proposal, the Sponsor or its designee has agreed to contribute to the Trust Account on a monthly basis the lesser of (x) $80,000 or (y) $0.02 for each Public Share that is not redeemed. Based on the 3,923,923 Public Shares that remain outstanding after the Meeting Redemptions, the monthly contribution amount is $78,478.46. In association with the Extension Amendment Proposal, as of the date of this filing, the Company’s designee, Everli, has deposited $78,478 to extend the Combination Period to August 20, 2026.

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

Working Capital Loan

On June 11, 2026, we issued the WCL Note in the aggregate principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is interest bearing at 17.5% per annum and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of liquidation of the Company. If, prior to the Business Combination, the principal balance of the Working Capital Loan has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,500,000 of the unpaid principal amount of the Working Capital Loan may be converted into Conversion Warrants to purchase Class A Ordinary Shares at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Warrants issued in the Private Placement that took place simultaneously with the Initial Public Offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Working Capital Loan.

Founder Shares Conversion

On June 11, 2026, we issued an aggregate of 5,621,621 Class A Ordinary Shares to the Sponsor upon the Founder Shares Conversion of an equal number of Class B Ordinary Shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Founder Shares Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Founder Shares Conversion, including, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, as described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of dividends and interest income on marketable securities and cash held in the Trust Account, located in the United States, with Continental acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $720,170, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $1,365,225, interest due from Everli of $157,970 and interest on cash held in the operating account of $4, partially offset by general and administrative costs of $628,701, interest expense on the Working Capital Loan of $7,758, and interest expense on the Sponsor Loan of $166,570.

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

For the six months ended June 30, 2026, we had net income of $1,498,431, which consists of dividends and interest earned on marketable securities and cash held in the Trust Account of $2,879,103, interest due from Everli of $314,204 and interest on cash held in the operating account of $5, partially offset by general and administrative costs of $1,367,922, interest expense on the Working Capital Loan of $7,758, and interest expense on the Sponsor Loan of $319,201.

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

For the six months ended June 30, 2026, cash used in operating activities was $325,007. Net income of $1,498,431 was adjusted for dividends and interest earned on marketable securities and cash held in the Trust Account of $2,879,103, interest due from Everli of $314,204, interest expense on Working Capital loan of $7,758 and interest due on Sponsor Loan of $319,201. Changes in operating assets and liabilities provided $1,042,910 of cash for operating activities.

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

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $42,874,392 and $171,405,977, respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $2,068 and $32,075, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through June 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) loans pursuant to the IPO Promissory Note, Working Capital Loan and Sponsor Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

As of June 30, 2026 and December 31, 2025, Everli had borrowed $3,250,000 (via cash borrowings and the payment of multiple invoices by us for Everli), under the First Everli Note, as amended, and had an outstanding balance (including interest) of $4,120,066 and $3,805,862, reflected on the condensed consolidated balance sheets included elsewhere in this Report.

We comply with the requirements of FASB ASC Topic 835, “Interest” (“ASC 835”) and report accrued interest and the amortization of the original issue discounts on the unaudited condensed consolidated statements of operations included elsewhere in this Report as “interest due from Everli” and report the loan amount and unpaid interest as “due from Everli” on the condensed consolidated balance sheets included elsewhere in this Report. For the three and six months ended June 30, 2026, the Company recognized $157,970 and $314,204, respectively, in amortized OID and accrued interest on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized $2,540 in accrued interest on the unaudited condensed consolidated statements of operations.

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

On August 18, 2025, the Sponsor Note was amended and restated to, among other things, amend the principal amount of the Sponsor Note up to $1,000,000, including an original issue discount of ten percent (10%). On September 12, 2025, the Sponsor Note was further amended to increase the principal amount to up to $1,250,000. On September 29, 2025, the Sponsor Note was further amended to increase the principal amount to up to $3,250,000. On March 30, 2026, the Sponsor Note was further amended to increase the principal amount to up to $3,611,111. As of June 30, 2026 and December 31, 2025, we had borrowed $3,250,000 and $3,178,079, respectively, under the Sponsor Loan and reported $4,109,133 and $3,718,011, respectively (including interest), on the condensed consolidated balance sheets included elsewhere in this Report.

We comply with the requirements of ASC 835 and report accrued interest and the amortization of the original issue discount on the unaudited condensed consolidated statements of operations included elsewhere in this Report as “interest expense on the Sponsor Note” and report the loan amount and unpaid interest as “Sponsor Note” on the condensed consolidated balance sheets included elsewhere in this Report. For the three and six months ended June 30, 2026, we recognized $166,570 and $319,201, respectively, in amortized OID and accrued interest expense on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, we had incurred $109 in interest, reported as interest expense on the Sponsor Loan.

Intercreditor Agreements

On May 8, 2026, Melar Lender entered into the Yorkville Intercreditor Agreement with the YA Lender, Everli, for itself and on behalf of its subsidiaries, Salvatore Palella, and Palella Holdings, LLC, a Delaware limited liability company. The Yorkville Intercreditor Agreement provides that the Melar Lender and the YA Lender share pari passu rights in payment and a first-priority security interest over substantially all of Everli’s assets, with principal payments distributed pro rata based on outstanding amounts (subject to specified exclusions), coordinated notice and lien provisions, and mutual consent to each other’s financing arrangements.

On May 27, 2026, Melar Lender entered into the Agile Intercreditor Agreement with the Agile Parties and YA Lender, which was acknowledged by Everli, for itself and on behalf of its subsidiaries, Salvatore Palella, and Palella Holdings. The Agile Intercreditor Agreement governs the respective rights, priorities and obligations of the Agile Parties, the Melar Lender and the YA Lender with respect to all indebtedness, liabilities and obligations of Everli, its subsidiaries, Palella Holdings, Palella, and certain other guarantors and pledgors under the applicable loan documents, owed to the Agile Parties, the Melar Lender and the YA Lender under certain promissory notes issued by Everli to each of the Agile Parties, the Melar Lender and the YA Lender, and the related guarantees and security interests.

Pursuant to the Agile Intercreditor Agreement, the Agile Parties have agreed that they are subordinate lenders to each of the Senior Creditors, and that all indebtedness owed by Palella Holdings and Palella to the Agile Parties is and shall be junior and subordinate in right of payment and security to the indebtedness evidenced by the promissory notes issued to the Melar Lender and the promissory notes issued to the YA Lender.

Working Capital Loans

On June 11, 2026, we issued the WCL Note in the aggregate principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is interest bearing at 17.5% per annum and is repayable in full upon the earlier of (i) the date on which the Company consummates its initial Business Combination and (ii) the date of liquidation of the Company. If, prior to the Business Combination, the principal balance of the Working Capital Loan has not been paid in full, then, at the Sponsor’s option and subject to certain conditions, up to $1,500,000 of the unpaid principal amount of the Working Capital Loan may be converted into Conversion Warrants to purchase Class A Ordinary Shares at a conversion price of $1.00 per Conversion Warrant. The Conversion Warrants shall be identical to the Warrants issued in the Private Placement that took place simultaneously with the Initial Public Offering. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Working Capital Loan.

Going Concern

We have until December 20, 2026, to consummate an initial Business Combination (assuming no further extensions). If we do not complete a Business Combination within the Combination Period, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Additionally, Management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 20, 2026. Management plans to address this uncertainty through the closing of its proposed Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 18, 2024, and until the completion of our Business Combination or liquidation, we reimburse MCG, an affiliate of the Sponsor, $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $60,000 in fees for such services, respectively, in the condensed consolidated balance sheets in accounts payable and accrued liabilities.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On June 20, 2024, simultaneously with the Initial Public Offering, the Underwriters partially exercised their Over-Allotment Option and purchased 1,000,000 Option Units, with 45 days to purchase the remaining 1,250,000 Option Units. On August 4, 2024, the remaining Over-Allotment Option expired worthless.

The Underwriters were paid a cash underwriting discount of $0.20 per Unit (excluding any Units sold pursuant to the Over-Allotment Option), or $3,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $0.40 per Unit other than Option Units, and $0.60 per Option Unit, or $6,600,000 in the aggregate. The Deferred Fee is payable to the Underwriters from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination, subject to the terms of the Underwriting Agreement. In connection with redemptions by holders of Public Shares in association with the June 2026 Meeting, $131,489,166 was removed from the Trust Account and the related Deferred Fee was reduced by $4,885,024. At June 30, 2026 and December 31, 2025, the Company reported $1,714,976 and $6,600,000 on the condensed consolidated balance sheets as the Deferred Fee.

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

Critical Accounting Estimates and Standards

The preparation of the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our subsidiaries, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement, 2025 Annual Report, and 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For the risks related to Everli and the Everli Business Combination, please see the registration statement on Form S-4 for the Everli Business Combination, once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part I, Item 2 of this Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Company on June 17, 2026)
10.1	Promissory Note of the Company, dated June 11, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 11, 2026)
10.2+†	Intercreditor Agreement, dated as of May 27, 2026, by and among Melar Acquisition Corp. I, Melar Capital Group LLC, Agile Capital Funding, LLC, Agile Lending, LLC, YA II PN, Ltd., Everli Global Inc., Salvatore Palella, and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 2, 2026)
10.3+†	Intercreditor Agreement, dated as of May 8, 2026, by and among Melar Acquisition Corp. I, Melar Capital Group LLC, YA II PN, Ltd., Everli Global Inc., Salvatore Palella, and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 of the Current Report filed by the Company on May 14, 2026)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Melar will provide a copy of such omitted materials to the SEC or its staff upon request.
†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELAR ACQUISITION CORP. I

Date: August 13, 2026	By:	/s/ Gautam Ivatury
	Name:	Gautam Ivatury
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Edward Lifshitz
	Name:	Edward Lifshitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)